Form 10-Q
period 1996-03-31
CORT BUSINESS SERVICES CORP
filed 1996-05-15
CIK 905401

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.


                  For the quarterly period ended March 31, 1996


                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.


                           Commission File No. 1-14146


                       CORT BUSINESS SERVICES CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                  54-1662135
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

   4401 Fair Lakes Court, Fairfax, VA                    22033
 (Address of principal executive offices)              (Zip Code)

                                 (703) 968-8500
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding as of
        Class                                             April 30, 1996
        -----                                           -----------------

 Class A, $.01 par value                                     10,431,504
 Class B, $.01 par value                                        - 0 -

================================================================================

                       CORT BUSINESS SERVICES CORPORATION

                               INDEX TO FORM 10-Q

                                                                        Page No.
                                                                        --------
Part I.  FINANCIAL INFORMATION

         Item 1.  FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets.....................   1

                  Condensed Consolidated Statements of Operations...........   2

                  Condensed Consolidated Statements of Cash Flows...........   3

                  Notes to Condensed Consolidated Financial Statements......   4

         Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS......................   6

Part II.  OTHER INFORMATION

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.......   9

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................   9

SIGNATURE...................................................................  10

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                    December 31,    March 31,
                                                       1995           1996
                                                    ------------    ---------
                                                                   (unaudited)

                     ASSETS

Cash and cash equivalents ........................   $    379   $   --
Accounts receivable, net .........................      6,019      7,027
Prepaid expenses .................................      3,973      3,927
Rental furniture, net ............................    103,741    110,932
Property, plant and equipment, net ...............     31,044     32,282
Other receivables and assets, net ................      3,814      2,896
Goodwill, net ....................................     24,752     24,587
                                                     --------   --------

     Total assets .................................   $173,722   $181,651
                                                      ========   ========


        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Accounts payable .............................   $  3,597   $  4,625
     Accrued expenses .............................     19,096     17,976
     Deferred revenue and security deposits .......     11,186     12,119
     Revolving credit facility, secured ...........      3,800      8,653
     Senior notes, 12% ............................     50,000     50,000
     Deferred income taxes ........................     10,622      9,697
                                                      --------   --------

         Total liabilities ........................     98,301    103,070

Stockholders' equity ..............................     75,421     78,581
                                                      --------   --------

     Total liabilities and stockholders' equity ...   $173,722   $181,651
                                                      ========   ========




See accompanying notes to condensed consolidated financial statements.

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                          Three Months Ended
                                                          ------------------
                                                        March 31,      March 31,
                                                          1995           1996
                                                        ---------      ---------


Revenue:
  Furniture rental...................................   $ 33,815       $ 38,555
  Furniture sales....................................     10,316         10,214
                                                          ------         ------
    Total revenue....................................     44,131         48,769
                                                          ------         ------

Operating costs and expenses:
  Cost of furniture rental...........................      6,487          7,438
  Cost of furniture sales............................      6,203          5,938
  Selling, general and administrative expenses.......     25,189         28,221
                                                          ------         ------
    Total costs and expenses.........................     37,879         41,597
                                                          ------         ------
    Operating earnings...............................      6,252          7,172

Interest expense.....................................      4,145          1,781
                                                           -----          -----
  Income before tax..................................      2,107          5,391
Income taxes.........................................        912          2,231
                                                           -----          -----
  Net income.........................................   $  1,195       $  3,160
                                                           =====          =====


Earnings per common share............................   $    .25       $    .27
Weighted average number of common shares used in
computation..........................................      7,239         11,631



See accompanying notes to condensed consolidated financial statements.

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                         Three Months Ended
                                                         ------------------
                                                       March 31,       March 31,
                                                         1995            1996
                                                       ---------       ---------

Cash flows from operating activities:
  Net income ........................................   $  1,195        $ 3,160
  Proceeds of disposals of rental furniture in
   excess of gross profit ...........................      6,130          5,767
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization:
     Rental furniture depreciation ..................      4,476          5,351
     Other depreciation .............................        605            721
     Goodwill amortization ..........................        165            165
     Amortization of debt issuance costs ............        189            165
     Discount on junior subordinated debentures......         15            --
    Current period interest converted to debt .......        621            --
    Rental furniture inventory shrinkage ............        287            338
    Changes in operating accounts, net ..............     (2,843)          (293)
                                                         --------       --------
     Net cash provided by operating activities.......      10,840        15,374
                                                         --------       --------

Cash flows from investing activities:
  Purchases of rental furniture .....................    (14,968)       (18,647)
  Purchases of property, plant and equipment ........     (1,119)        (1,982)
  Sales of property, plant and equipment ............          4             23
  Purchase of short-term investments ................       (870)           --
                                                         --------       --------
     Net cash used by investing activities ..........    (16,953)       (20,606)
                                                         --------       --------

Cash flows from financing activities:
  Repayments on the line of credit ..................        --          (4,200)
  Borrowings on the line of credit ..................        --           9,053
  Issuance of common stock ..........................          8            --
                                                          --------      --------
     Net cash provided by financing activities.......          8           4,853
                                                          --------      --------
     Net decrease in cash and cash equivalents.......      (6,105)         (379)
Cash and cash equivalents at beginning of period ....      13,161            379
                                                          --------      --------
Cash and cash equivalents at end of period ..........    $  7,056       $   --
                                                          ========      ========

Supplemental disclosure of cash flow information:
  Debentures issued in lieu of cash interest ........    $  1,865       $   --
  Interest paid .....................................       6,019          3,072
  Income taxes paid .................................         126            997


See accompanying notes to condensed consolidated financial statements.

            CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996


(1)  Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position of CORT Business Services Corporation ("CORT" or the "Company") and Subsidiaries as of March 31, 1996, and the results of its operations and cash flows for the three months ended March 31, 1996 and 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements are unaudited, and do not include all related footnote disclosures.

     The interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K.

(2)  Income Taxes

     The Internal Revenue Service ("IRS") has examined the Federal income tax returns of CORT Furniture Rental Corporation ("Rental") for the years 1989 through June 30, 1992 and has proposed certain adjustments to Rental's income, relating primarily to methods of depreciation, period of cost recovery and certain capitalized financing fees. If successfully asserted by the IRS, the proposed adjustments would result in approximately $21 million of additional tax liability, including accrued interest through March 31, 1996. During September 1995, the Company agreed in principle with the IRS appeals officer handling the administrative appeal of the examination as to a method of settlement of the proposed adjustments. The method agreed to in principle will not result in any additional financial statement tax expenses, as the Company's reserves included in deferred income taxes are adequate to cover such expenses, and will not require the Company to alter its methods of depreciation or cost recovery period. The Company will be required to make a payment to the IRS and certain state jurisdictions for income and franchise tax purposes. The total amount of the proposed settlement is approximately $3 million, including interest through March 31, 1996. In February 1996, the Company made an initial deposit of approximately $925,000 to the IRS. This agreement is only an agreement in principle, however, and is subject to final IRS approval, and thus could change. A final settlement will become effective only upon approval by the appropriate IRS personnel and execution of definitive settlement documentation.

     The Company has received notification that the IRS is challenging certain deductions taken by a consolidated tax group of which Rental was previously a member (the "Former Group") in connection with the examination of the consolidated Federal income tax returns of the Former Group for the year ended December 31, 1988 and subsequent years. The IRS challenge includes the assertion that certain interest deductions taken by the Former Group should be recharacterized as non-deductible dividend distributions and that deductions for certain expenses related to the acquisition of Rental's former parent be disallowed. The IRS could seek to recover from the Company (as well as from other Former Group members) the full amount of any resulting tax liability relating to periods while Rental was a member of the Former Group, which could be as much as approximately $29 million for that year, including interest through March 31, 1996. Rental's former parent, under the agreement of sale for Rental, agreed to indemnify the Company in full for any consolidated tax liability of the Former Group for years while Rental was a member of the Former Group. Further, the Company may have rights of contribution against members of the Former Group if the Company were required to pay more than its equitable share of any consolidated tax liability. Rental's former parent has stated that it believes the IRS's position with respect to these proposed disallowances is unjustified and is contesting the matter vigorously. Due to the preliminary nature of the IRS challenge, the Company is not in a position to determine the probable outcome and its impact on the Company, if any.

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                 MARCH 31, 1996



(3)  Subsequent Event

     On April 24, 1996, the Company acquired Evans Rents ("Evans") a provider of rental furniture in California for approximately $27,000,000 excluding costs of acquisition. The acquisition, which was financed through borrowings on the Company's revolving credit facility, will be accounted for as a purchase business combination.

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (dollar figures in thousands)


Results of Operations

Three  months  ended March 31, 1996 as compared to three  months ended March 31,
1995

Revenue

Total revenue increased 10.5% to $48,769 for the three months ended March 31, 1996 from $44,131 for the three months ended March 31, 1995. Furniture rental revenue for the three months ended March 31, 1996 was $38,555, a 14.0% increase from $33,815 for the three months ended March 31, 1995. The increase reflects growth in the number of leases as well as revenue per lease. Furniture sales decreased 1.0% to $10,214 for the three months ended March 31, 1996. Excluding the impact of an unusually large corporate sale in the first quarter of 1995, furniture sales would have shown an increase of 14.8%.

Operating Costs and Expenses

Cost of furniture rental has increased from 19.2% of furniture rental revenue in 1995 to 19.3% of furniture rental revenue in 1996. This increase is due to the impact of start-up operations in four new markets. Cost of furniture sales decreased from 60.1% of furniture sales revenue in 1995 to 58.1% in 1996. The cost of furniture sales for 1995 included the large corporate sale which had a reduced margin.

Selling, general and administrative expenses totaled $28,221 or 57.9% of total revenue for the quarter ended March 31, 1996 as compared to $25,189 or 57.1% in 1995. The increase for this year's quarter which was expected, reflects the costs associated with the start-up districts. Without the start-up districts, selling, general and administrative expenses would be 57.0% of total revenue.

Operating Earnings

As a result of the changes in revenue, operating costs and expenses discussed above, operating earnings were $7,172 or 14.7% of total revenue in the first quarter of 1996 compared to $6,252 or 14.2% of total revenue in the first quarter of 1995.

Interest Expense

Interest expense decreased to $1,781 in 1996 from $4,145 in 1995. The decrease is a result of the early retirement of $50,000 in Senior Notes and the exchange of the subordinated debentures for common stock, both of which occurred in the fourth quarter of 1995.

Furniture Purchases

Furniture purchases totaled $18,647 in the three months ended March 31, 1996, an increase of 24.6% from the $14,968 purchased in the three months ended March 31, 1995. The increase supports the growth in furniture rental revenue and replenishes furniture which has been sold or disposed of, while still reducing idle inventory.

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                          (dollar figures in thousands)


Liquidity and Capital Resources

The Company is a holding company with no independent operations, no material obligations and no material assets other than its ownership of Rental. The Company is dependent on the receipt of dividends or distributions from Rental to fund any obligations. The Revolving Credit Facility and indenture governing the Senior Notes restricts the ability of Rental to make advances and pay dividends to the Company.

The Company's primary capital requirements are purchases of rental furniture (including new furniture purchases and lease portfolio acquisitions) and debt service. The Company purchases furniture throughout each year to replace furniture which has been sold and to maintain adequate levels of rental furniture to meet existing and new customer needs. As the Company's growth strategies continue to be implemented, furniture purchases are expected to increase.

The Company's other capital requirements consist of purchases of property, plant and equipment, including warehouse and showroom improvements, office equipment, trucks and computer hardware and standard programming enhancements necessary for installation of the management information system in additional districts. Net purchases of property, plant and equipment were $1,115 and $1,959 in the three months ended March 31, 1995 and 1996, respectively.

During the three months ended March 31, 1995 and 1996 net cash provided by operations was $10,840 and $15,374, respectively. During the three months ended March 31, 1995 and 1996 net cash used by investing activities was $16,953 and $20,606, respectively consisting primarily of purchases of rental furniture. During the three months ended March 31, 1995 and 1996 net cash provided by financing activities was $8 and $4,853, respectively.

The Company is required to make semi-annual interest payments, in arrears on March 1 and September 1, of $3,000 ($6,000 annually) on the Senior Notes. The Company will not be required to make principal repayments on the Senior Notes until maturity.

Rental has available a revolving line of credit of $50,000, subject to certain borrowing base restrictions, to meet acquisition and expansion needs as well as seasonal working capital and general corporate requirements. Rental had borrowings of approximately $8,600 under the line of credit at March 31, 1996. As a result of the acquisition of Evans, the Company borrowed an additional $27,000 on April 24, 1996. The Company is currently negotiating an increase in the line of credit.

The IRS has examined the federal income tax returns of Rental for the years 1989 through June 30, 1992. In connection with that examination, the IRS has proposed adjustments for each year related to methods of depreciation and cost recovery used by Rental. In addition, the IRS has notified Rental of proposed changes with regard to legal and other fees previously deducted. If successfully asserted by the IRS, the proposed adjustments would result in approximately $21,000 of additional tax liability, including accrued interest through March 31, 1996. The Company, however, has agreed in principle with the IRS appeals officer handling the administrative appeal of the examination on a settlement of the proposed adjustments. The settlement agreed to in principle will not result in any additional financial statement tax expenses, as the Company's reserves included in deferred income taxes are adequate to cover such expenses, and will not require the Company to alter its methods of depreciation or cost recovery period. The Company will be required to make a payment to the IRS and certain state jurisdictions for income and franchise tax purposes. The total amount of the proposed settlement is approximately $3,000 (including interest through March 31, 1996) of which the Company made an initial deposit of approximately $925 in February 1996. This agreement is only an agreement in principle, and thus could change. The tentative settlement will become effective only upon

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                          (dollar figures in thousands)


approval by the proper IRS personnel and execution of definitive settlement documentation. Upon final IRS approval, the Company will make the remaining required payment from either cash on hand or borrowings under the revolving line of credit.

The IRS has also proposed the disallowance of certain deductions taken by Fairwood Corporation for the Former Group through the year ended December 31, 1988 and subsequent years. The IRS challenge includes the assertion that certain interest deductions taken by the Former Group should be recharacterized as non-deductible dividend distributions and that deductions for certain expenses related to the acquisition of Mohasco Corporation (now Consolidated Furniture Corporation ("Consolidated")), Rental's former shareholder, be disallowed. Under IRS regulations, the Company and each other member of the Former Group is severally liable for the full amount of any Federal income tax liability of the Former Group while Rental was a member of the Former Group, which could be a much as approximately $29,000 for such periods (including interest through March 31, 1996). Under the agreement of sale for Rental, Consolidated agreed to indemnify the Company in full for any consolidated tax liability of the Former Group for the years during which Rental was a member of the Former Group. In addition, the Company may have rights of contribution against other members of the Former Group if the Company were required to pay more than its equitable share of any consolidated tax liability. Although Fairwood Corporation has stated that it believes the IRS's position with respect to those proposed disallowances is unjustified and is contesting the matter vigorously, neither the Company nor Fairwood Corporation can predict a successful resolution to the IRS examination. No assurance can be given that, if Consolidated becomes liable for Federal income tax as a result of the examination, and if the IRS were to collect any resulting tax directly from Rental, that Rental would be able to recover all or part of the deficiency from Consolidated under its indemnity or from other members of the Former Group under the rights of contribution. No reserves are included in the Company's financial statements with respect to potential tax liabilities of the Former Group. There can be no assurance, however, that the Company's ultimate liability with respect to periods during which Rental was a member of the Former Group will not result in a material impact on the Company's financial condition or results of operations.

New Accounting Standards

The Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of ("Statement 121") issued by the Financial Accounting Standards Board. Statement 121 requires that the Company review its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent that the future undiscounted net cash flows expected to be generated from an asset are less than the carrying amount of the asset, an impairment loss is recognized based on the difference between the asset's carrying amount and its fair market value. The adoption of Statement 121 had no material impact on the Company's financial condition or results of operations.

The Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation ("Statement 123") that was issued by the Financial Accounting Standards Board. Statement 123 recommends, but does not require, the adoption of a fair-value-based method of accounting for stock-based compensation to employees, including common stock options. Statement 123 requires a fair-value-based method of accounting for stock-based compensation to individuals other than employees. The Company will continue to record stock-based compensation to employees under the intrinsic value method and will not adopt the fair value based method of accounting for stock-based compensation to employees as permitted by Statement 123. Certain pro forma disclosures will be made in the Company's financial statement for the year ending December 31, 1996 as if the fair value based method had been adopted.

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION



Item 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits (see Index on page E-1)

         (b)  Reports on Form 8-K:

              The Company filed one (1) report on Form 8-K dated March 20, 1996 to report that, during the quarter of the fiscal year covered by this report on Form 10-Q, the Company entered into an agreement to acquire all of the outstanding stock of privately held Evans Rents for approximately $27 million in cash.

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CORT BUSINESS SERVICES CORPORATION
                                          (Registrant)


Date:  April 26, 1996                     By:  /s/ Frances Ann Ziemniak
       --------------                          ------------------------
                                               Frances Ann Ziemniak
                                               Vice President, Finance and CFO
                                               Principal financial and principal
                                                accounting officer)

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX

Exhibit
Number     Description                                                            Page
- -------    -----------                                                            ----

   2.1  Stock  Purchase  Agreement,  dated  June 22,  1993,  by and  among the
        Company,  Interfinancial,  Inc., General Furniture Leasing Company and
        Fortis,  Inc.;  incorporated  by  reference to Exhibit 2.1 to Rental's
        Registration  Statement  on Form S-1,  No.33-65094,  filed on June 25,
        1993

   2.2  First  Amendment  to Stock  Purchase  Agreement,  dated  as of  August
        31, 1993, by and among the Company, Fortis, Inc., Interfinancial, Inc.
        and General  Furniture  Leasing Company;  incorporated by reference to
        Exhibit 2.2 to Rental's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1993

   2.3 Assignment and Assumption Agreement, dated as of August 31, 1993, between Rental and the Company; incorporated by reference to Exhibit
        2.3 to Rental's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1993

   2.4  Acquisition Agreement, dated March 15, 1996, by and among the Company,
        CE Merger Sub Inc.  and Evans  Rents;  incorporated  by  reference  to
        Exhibit 2.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995

   3.1  Restated Certificate of Incorporation of the Company;  incorporated by reference  to  Exhibit  3.1  to  Amendment  No.  3  to  the  Company's
        Registration Statement on Form S-1, No. 33-97568 filed on November 13,
        1995

   3.2 By-laws of the Company; incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1,
        No. 33-97568 filed on November 13, 1995

   4.1  Form of Indenture  between  Rental and United  States Trust Company of
        New York,  as Trustee,  with  respect to Rental's 12% Senior Notes due
        2000; incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1, No. 33-65094, filed on August 20, 1993

   4.2  First  Supplemental  Indenture  between Rental and United States Trust
        Company of New York, as Trustee, dated August 25, 1995; incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, No. 33-97568 filed on September 29, 1995

   4.3  Second  Supplemental  Indenture between Rental and United States Trust
        Company  of  New  York,   as  Trustee,   dated   September  29,  1995;
        incorporated  by reference  to Exhibit 4.9 to  Amendment  No. 1 to the
        Company's  Registration  Statement on Form S-1, No.  33-97568 filed on
        October 23, 1995

   4.4  Warrant  Agreement,  dated September 1, 1993,  between the Company and
        United  States  Trust   Company  of  New  York,   as  Warrant   Agent;
        incorporated by reference to Exhibit 4.7 to the Company's Registration
        Statement on Form S-1, No. 33-97568 filed on September 29, 1995






   4.5 Amendment No. 1 to Warrant Agreement, dated February 1, 1994, between the Company and United States Trust Company of New York, as Warrant
        Agent;  incorporated  by  reference  to Exhibit  4.8 to the  Company's
        Registration  Statement on Form S-1, No.  33-97568  filed on September
        29, 1995

  10.1 Credit Agreement dated as of November 21, 1995 by and among Rental, the Company, the lenders identified therein, and NationsBank, N.A., as agent; incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995

  10.2 Stock Option, Securities Purchase and Stockholders Agreement, dated as of January 18, 1994, by and among the Company, Rental, Citicorp
        Venture Capital Ltd. and certain investors named therein; incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8, No. 33-72724, filed on December 9, 1993

  10.3  Amendment 1 to New Cort Holdings Corporation and Subsidiaries Employee
        Stock Option and Stock Purchase Plan as adopted by the Board of Directors of the Company on December 21, 1993; incorporated by reference to Exhibit 10.11 to Rental's Annual Report on Form 10-K for the fiscal year ended December 31, 1993

  10.4 New Cort Holdings Corporation and Subsidiaries Employee Stock Option and Stock Purchase Plan (1995 Plan Distribution) as adopted by the
        Board of Directors of the Company on December 16, 1994; incorporated by reference to Exhibit 10.13 to Rental's Quarterly Report on Form
        10-Q for the fiscal quarter ended June 30, 1995

  10.5  Form  of  First  Amendment  to  Stockholders  Agreement,  dated  as of
        November 13, 1995, by and among the Company,  Citicorp Venture Capital
        Ltd., and certain investors named therein; incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Company's Registration
        Statement on Form S-1, No. 33-97568 filed on November 13, 1995

  10.6  Registration  Rights  Agreement for Common Stock,  dated as of January
        18, 1994, by and among the Company, Citicorp Venture Capital Ltd. and certain investors named therein; incorporated by reference to Exhibit
        10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994

  10.7  Rental's  Supplemental  Executive  Retirement  Plan, dated October 28,
        1992, as amended through December 21, 1993; incorporated by reference to Exhibit 10.12 to Rental's Annual Report on Form 10-K for the fiscal year ended December 31, 1993

  10.8  Agreement  for   Irrevocable   Trust  Under  CORT   Furniture   Rental
        Supplemental Executive Retirement Plan, dated August 20, 1990, between
        Rental and Crestar Bank,  N.A.;  incorporated  by reference to Exhibit
        10.13 to Rental's  Registration  Statement on Form S-1, No.  33-65094,
        filed on June 25, 1993





  10.9  Amendment Number One to the Agreement for Irrevocable Trust Under CORT
        Furniture Rental Supplemental Executive Retirement Plan, dated October
        27, 1992, between Rental and Crestar Bank, N.A.; incorporated by reference to Exhibit 10.14 to Rental's Registration Statement on Form
        S-1, No. 33-65094, filed on June 25, 1993

 10.10  Letter  Agreement,  dated July 24,  1992,  between  Rental and Paul N.
        Arnold;  incorporated  by  reference  to  Exhibit  10.16  to  Rental's
        Registration  Statement on Form S-1, No.  33-65094,  filed on June 25,
        1993

 10.11  Letter  Agreement,  dated August 18, 1993,  between Rental and Paul N.
        Arnold; incorporated by reference to Exhibit 10.26 to Amendment No. 5 to the Company's Registration Statement on Form S-1, No. 33-65094, filed on August 25, 1993

 10.12  Employment  Agreement,  dated  September 1, 1994,  between  Rental and
        Charles  M.  Egan;  incorporated  by  reference  to  Exhibit  10.10 to
        Rental's  Annual  Report on Form 10-K for the year ended  December 31,
        1994

 10.13  New Cort Holdings Corporation 1995 Stock-Based Incentive  Compensation
        Plan,  as  adopted  by the  Board  of  Directors  on  July  25,  1995;
        incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Company's Registration Statement on Form S-1, No. 33-97568 filed on
        October 23, 1995

 10.14  Equity  Share  Agreement,  between  Rental  and  Lloyd  and  Eileen S.
        Lenson,  dated April 20,  1994;  incorporated  by reference to Exhibit
        10.17  to the  Company's  Registration  Statement  on  Form  S-1,  No.
        33-97568 filed on September 29, 1995

 10.15 Form of Senior Notes Purchase Agreement between Rental and certain holders of Rental's 12% Senior Notes Due 2000, dated September 28,
        1995; incorporated by reference to Exhibit 10.18 to Amendment No. 2 to the Company's Registration Statement on Form S-1, No. 33-97568 filed on November 1, 1995

 10.16  Private Exchange Commitment Letter by and among the Company,  Citicorp
        Venture Capital Ltd. and certain investors,  dated September 28, 1995;
        incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company's Registration Statement on Form S-1, No. 33-97568 filed on
        October 23, 1995

 10.17  CORT Business  Services  Corporation 1995 Directors Stock Option Plan,
        as adopted by the Board of Directors on October 18, 1995; incorporated by reference  to Exhibit  10.20 to  Amendment  No. 3 to the  Company's
        Registration Statement on Form S-1, No. 33-97568 filed on November 13,
        1995

  11.1  Statement re computation of per share earnings