Form 10-Q
period 1996-06-30
CORT BUSINESS SERVICES CORP
filed 1996-07-23
CIK 905401

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.


                  For the quarterly period ended June 30, 1996


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                         Outstanding as of
              Class                                        July 23, 1996
              -----                                        -------------
     Class A, $.01 par value                                 10,687,444
     Class B, $.01 par value                                   - 0 -

================================================================================

                           Page ____ of ____ Pages
                         Exhibit Index on Page ____

                       CORT BUSINESS SERVICES CORPORATION

                               INDEX TO FORM 10-Q


                                                                        Page No.
                                                                        --------
Part I.  FINANCIAL INFORMATION

         Item 1. FINANCIAL STATEMENTS

                 Condensed Consolidated Balance Sheets.................    1

                 Condensed Consolidated Statements of Operations.......    2

                 Condensed Consolidated Statements of Cash Flows.......    3

                 Notes to Unaudited Condensed Consolidated
                    Financial Statements...............................    4

         Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS..................    8

Part II. OTHER INFORMATION

         Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS...   12

         Item 6. EXHIBITS AND REPORTS ON FORM 8-K......................   13

SIGNATURE..............................................................   14

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)




                                                       December 31,   June 30,
                                                          1995          1996
                                                       ------------  -----------
                                                                     (unaudited)
                                      ASSETS

Cash and cash equivalents...........................     $    379      $    598
Accounts receivable, net............................        6,019         9,036
Prepaid expenses....................................        3,973         3,730
Rental furniture, net...............................      103,741       137,322
Property, plant and equipment, net..................       31,044        34,790
Other receivables and assets, net...................        3,814         3,229
Goodwill, net.......................................       24,752        38,529
                                                           ------        ------

     Total assets...................................     $173,722      $227,234
                                                          =======       =======


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Accounts payable...............................     $  3,597      $  7,093
     Accrued expenses...............................       19,096        25,703
     Deferred revenue and security deposits.........       11,186        13,805
     Revolving credit facility, secured and other...        3,800        41,416
     Senior notes, 12%..............................       50,000        50,000
     Deferred income taxes..........................       10,622         7,097
                                                           ------         -----

         Total liabilities..........................       98,301       145,114

Stockholders' equity................................       75,421        82,120
                                                           ------        ------

     Total liabilities and stockholders' equity.....     $173,722      $227,234
                                                          =======       =======












See accompanying notes to unaudited condensed consolidated financial statements.

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)





                                                    Three Months Ended                Six Months Ended
                                                         June 30,                         June 30,
                                                    ------------------               --------------------
                                                      1995       1996                 1995          1996
                                                    --------    ------               ------        ------
Revenue:
     Furniture rental....................        $  35,239     $  46,882         $   69,054     $   85,437
     Furniture sales.....................            9,288        11,226             19,604         21,440
                                                     -----        ------             ------         ------

         Total revenue...................           44,527        58,108             88,658        106,877

Operating costs and expenses:
     Cost of furniture rental............            6,943         9,190             13,430         16,628
     Cost of furniture sales.............            5,409         6,640             11,612         12,578
     Selling, general and
         administrative expenses.........           25,750        34,073             50,939         62,294
                                                    ------        ------             ------         ------

         Total costs and expenses........           38,102        49,903             75,981         91,500
                                                    ------        ------             ------         ------

         Operating earnings..............            6,425         8,205             12,677         15,377

Interest expense.........................            4,199         2,264              8,344          4,045
                                                     -----         -----              -----          -----

     Income before income taxes..........            2,226         5,941              4,333         11,332

Income taxes.............................              953         2,458              1,865          4,689
                                                       ---         -----              -----          -----

     Net income..........................         $  1,273      $  3,483           $  2,468       $  6,643
                                                     =====         =====              =====          =====


Earnings per share.......................            $0.26         $0.30              $0.51          $0.57

Weighted average number of
   shares used in computation............            7,242        11,623              7,241         11,619











See accompanying notes to unaudited condensed consolidated financial statements.

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                              Six Months Ended
                                                                  June 30,
                                                            --------------------
                                                              1995        1996
                                                            --------    --------
Cash flows from operating activities:
  Net income............................................... $  2,468   $  6,643
  Proceeds of disposals of rental furniture in
    excess of gross profit.................................   11,459     12,090
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization:
      Rental furniture depreciation .......................    9,240     11,934
      Other depreciation...................................    1,229      1,629
      Goodwill amortization................................      331        390
      Amortization of debt issuance costs..................      378        337
      Discount on junior subordinated debentures...........       33         --
     Current period interest converted to debt.............      621         --
     Rental furniture inventory shrinkage..................      606        712
     Changes in operating accounts, net....................    1,807      3,805
                                                               -----      -----

      Net cash provided by operating activities............   28,172     37,540
                                                              ------     ------

Cash flows from investing activities:
  Purchases of rental furniture............................  (31,116)   (43,252)
  Purchases of property, plant and equipment...............   (1,947)    (3,479)
  Sales of property, plant and equipment...................      208         36
  Purchase of Evans Rents..................................       --    (27,725)
  Purchase of short-term investments.......................     (870)        --
                                                             -------     -------

      Net cash used by investing activities................  (33,725)   (74,420)
                                                              ------     ------

Cash flows from financing activities:
  Issuance of common stock.................................        8         56
  Repayments on the line of credit.........................       --    (15,153)
  Borrowings on the line of credit.........................       --     52,753
  Repayments of long term debt.............................     (287)      (557)
  Proceeds from issuance of long term debt.................      287         --
                                                            --------     ------

      Net cash provided by financing activities............        8     37,099
                                                            --------     ------
      Net increase (decrease) in cash and cash equivalents.   (5,545)       219
Cash and cash equivalents at beginning of period...........   13,161        379
                                                              ------     ------
Cash and cash equivalents at end of period................. $  7,616    $   598
                                                              ======     ======

Supplemental disclosures of cash flow information:
  Debentures issued in lieu of cash interest...............  $ 1,865         --
  Interest paid............................................    6,474    $ 3,579
  Income taxes paid........................................    1,012      4,117


See accompanying notes to unaudited condensed consolidated financial statements.

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996


(1)  Basis of Presentation
     ---------------------

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position of CORT Business Services Corporation ("CORT" or the "Company") and Subsidiaries as of June 30, 1996, and the results of their operations for the three months ended June 30, 1996 and 1995 and six months ended June 30, 1996 and 1995, and cash flows for the six months ended June 30, 1996 and 1995. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements are unaudited, and do not include all related footnote disclosures.

     The interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 1995 Annual Report on Form 10-K.

(2)  Credit Facility
     ---------------

     On May 24, 1996, the Company amended the bank credit facility ("Credit Facility") to increase its borrowing capacity from $50 million to $70 million, subject to certain borrowing base restrictions. No other substantial changes were made to the Credit Facility pursuant to this amendment.

(3)  Acquisition of Evans Rents
     --------------------------

     On April 24, 1996 the Company acquired Evans Rents, a provider of rental furniture in California, for approximately $27,725,000, including costs of acquisition, in a transaction accounted for as a purchase business combination. As such, the fair value of Evans Rents' assets and liabilities were recognized as of April 24, 1996, and the Company's results of operations include Evans Rents' operations subsequent to that date.

     The purchase price has been allocated to assets and liabilities based on preliminary estimates of fair value as of the date of acquisition. The final allocation of the purchase price will be determined when appraisals and other studies are completed. As part of the purchase price allocation, the Company recorded a reserve for estimated costs to be incurred in the consolidation of duplicate Evans Rents' facilities and termination of employment of certain members of Evans Rents' management who will not be replaced. Based on the allocation of the purchase price over the net assets acquired, goodwill of approximately $14,167,000 was recorded. Such goodwill is being amortized on a straight-line basis over 40 years. The purchase price has been allocated as follows (in thousands):


        Cash                                                       $     25
        Accounts receivable                                           1,967
        Prepaid expenses and other assets                               182
        Rental property                                              15,066
        Property, plant and equipment                                 1,932
        Deferred taxes                                                2,600
        Goodwill                                                     14,167
        Accounts payable and accrued expenses                        (2,235)
        Notes payable                                                  (573)
        Deferred revenue                                             (1,543)
        Other liabilities, including reserve
          for duplicate facilities                                   (3,863)
                                                                    -------
                                                                    $27,725
                                                                    =======
     The Company financed the acquisition of Evans Rents with borrowings under the Credit Facility.

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                  JUNE 30, 1996



(4)  Income Taxes
     ------------

     The Internal Revenue Service ("IRS") has examined the Federal income tax returns of CORT Furniture Rental Corporation ("CFR") for the years 1989 through June 30, 1992 and has proposed certain adjustments to CFR's taxable income, relating primarily to methods of depreciation, period of cost recovery and certain capitalized financing fees. If successfully asserted by the IRS, the proposed adjustments would result in approximately $22 million of additional tax liability, including accrued interest through June 30, 1996. The Company, however, has agreed in principle with the IRS appeals officer handling the administrative appeal of the examination as to a settlement of the proposed adjustments. The settlement agreed to in principle will not result in any additional financial statement tax expenses, as the Company's reserves included in deferred income taxes are adequate to cover such expenses, and will not require the Company to alter its methods of depreciation or cost recovery period. The Company will be required to make a payment to the IRS and certain state jurisdictions for income and franchise tax purposes. The total amount of the proposed settlement is approximately $3 million, including interest through June 30, 1996, of which the Company made an initial deposit of approximately
     $925,000 in February 1996. This agreement is only an agreement in principle, however, and is subject to final IRS approval and thus could change. The tentative settlement will become effective only upon approval by the proper IRS personnel and execution of definitive settlement documentation. Upon final IRS approval, the Company will make the remaining required payment.

     The IRS has also proposed the disallowance of certain deductions taken by Fairwood Corporation for the Former Group through the year ended December 31, 1988 and subsequent years. The IRS challenge includes the assertion that certain interest deductions taken by the Former Group should be recharacterized as non-deductible dividend distributions and that deductions for certain expenses related to the acquisition of Mohasco Corporation (now Consolidated Furniture Corporation ("Consolidated")), CFR's former shareholder, be disallowed. Under IRS regulations, the Company and each other member of the Former Group is severally liable for the full amount of any Federal income tax liability of the Former Group while CFR was a member of the Former Group, which could be as much as approximately $29 million for such periods (including interest through June 30, 1996). Under the agreement of sale for CFR, Consolidated agreed to indemnify the Company in full for any consolidated tax liability of the Former Group for the years during which CFR was a member of the Former Group. In addition, the Company may have rights of contribution against other members of the Former Group if the Company were required to pay more than its equitable share of any consolidated tax liability. Although Fairwood Corporation has stated that it believes the IRS's position with respect to those proposed disallowances is unjustified and is contesting the matter vigorously, neither the Company nor Fairwood Corporation can predict a successful resolution to the IRS examination. Due to the preliminary nature of the IRS challenge, the Company is not in a position to determine the probable outcome and its impact on the Company, if any.

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                                  JUNE 30, 1996



(5)  Stock Options
     -------------

     The Company maintains the Stock Option and Stock Purchase Plan (the "1994 Plan"), the 1995 Stock-Based Incentive Plan (the "1995 Plan") and the 1995 Directors Stock Option Plan (the "Director Plan") for key employees and non-employee directors of the Company.

     The following stock option activity has occurred in the six months ended June 30, 1996 under these plans:


                                    1994               1995             Director
                                    Plan               Plan               Plan
                                    ----               ----               ----
Shares under option:

Outstanding at
     January 1, 1996...........   632,930             439,800            21,000
     Granted...................        --              33,000                --
     Exercised.................    (2,146)                 --                --
     Forfeited.................    (5,367)                 --                --
                                    -----             -------           -------

Outstanding at
     June 30, 1996.............   625,417             472,800            21,000
                                  =======             =======            ======

Options available to grant at
     June 30, 1996.............     5,367             104,627            29,000

Exercise price per share:
     At June 30, 1996..........  $0.25875           $12 - $18               $12
                                 - $1.098
Options exercisable:
     At June 30, 1996..........   625,417                  --                --

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                          (dollar figures in thousands)


(6)  Pro Forma Financial Information
     -------------------------------

     The following unaudited pro forma condensed consolidated financial information presents the combined results of operations of the Company and Evans Rents as if the acquisition had occurred as of January 1, 1995. This information gives effect to certain adjustments including amortization of goodwill, elimination of certain compensation expense, interest expense on borrowings and related income tax effects. In addition, the information gives effect to the initial public offering of the Company completed in November 1995 as well as the exchange of all the Company's and CFR's subordinated debentures, the retirement of $50 million in aggregate principal amount of CFR's 12% Senior Notes and initial borrowings under the Credit Facility, which all occurred contemporaneously with the initial public offering. The pro forma consolidated financial information does not necessarily reflect the results of operations that would have occurred had the Company and Evans Rents constituted a single entity during the periods.


                                                   Three Months Ended                Six Months Ended
                                                        June 30,                          June 30,
                                                --------------------------        ------------------------
                                                    1995           1996             1995            1996
                                                -----------    -----------        --------        --------
                                                      (in thousands, except per share amounts)
Revenue:
     Furniture rental....................         $  42,492      $  48,818        $   83,651     $   94,798
     Furniture sales.....................             9,703         11,328            20,328         21,999
                                                      -----         ------            ------         ------

         Total revenue...................            52,195         60,146           103,979        116,797

Operating costs and expenses:
     Cost of furniture rental............             8,440          9,541            16,338         18,324
     Cost of furniture sales.............             5,766          6,718            12,191         12,968
     Amortization of goodwill............               249            246               497            495
     Selling, general and
         administrative expenses.........            30,346         35,146            59,997         68,055
                                                     ------         ------            ------         ------

         Total costs and expenses........            44,801         51,651            89,023         99,842
                                                     ------         ------            ------         ------

         Operating earnings..............             7,394          8,495            14,956         16,955

Interest expense.........................             2,291          2,403             4,570          4,727
                                                      -----          -----             -----          -----

     Income before income taxes..........             5,103          6,092            10,386         12,228

Income tax expense.......................             2,137          2,528             4,353          5,089
                                                      -----          -----             -----          -----

     Net income..........................          $  2,966       $  3,564          $  6,033       $  7,139
                                                      =====          =====             =====          =====


Earnings per share.......................             $0.26          $0.31             $0.52          $0.61

Weighted average number of
   shares used in computation............            11,608         11,623            11,608         11,619


               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (dollar figures in thousands)


Results of Operations
- ---------------------

Three months ended June 30, 1996 as compared to three months ended June 30, 1995

Revenue

Total revenue increased 30.5% to $58,108 for the three months ended June 30, 1996 from $44,527 for the three months ended June 30, 1995. Approximately $5,922 or 13.3% of the percentage increase is attributed to the acquisition of Evans Rents. Furniture rental revenue for the three months ended June 30, 1996 was $46,882, a 33.0% increase from $35,239 for the corresponding period in 1995. The Evans Rents acquisition resulted in approximately $5,676 or 16.1% of additional furniture rental revenue for the three months ended June 30, 1996. The remaining 16.9% increase in furniture rental revenue reflects growth in the number of leases as well as revenue per lease. Furniture sales increased 20.9% to $11,226 in the three months ended June 30, 1996 from $9,288 in the quarter ended June 30, 1995. Approximately 2.6% of the percentage increase is a result of the Evans Rents acquisition.

Operating Costs and Expenses

Cost of furniture rental has decreased from 19.7% of furniture rental revenue in 1995 to 19.6% of furniture rental revenue in 1996. This decrease is the result of the reduction of non depreciation rental cost components as a percent of rental revenue, net of an increase in cost of rent from the start-up operations. Cost of furniture sales increased from 58.2% of furniture sales revenue in 1995 to 59.1% of furniture sales revenue in 1996. The majority of this increase is attributable to lower margins on sales by Evans Rents.

Selling, general and administrative expenses totaled $34,073 or 58.6% of total revenue for the quarter ended June 30, 1996 as compared to $25,750 or 57.8% of total revenue for the quarter ended June 30, 1995. However, excluding $425 of certain charges associated with duplicate showrooms related to the Evans Rents acquisition, selling, general and administrative expenses would have been 57.9% despite the impact of start-up operations in four new markets.

Operating Earnings

As a result of the changes in revenue, operating costs and expenses discussed above, operating earnings were $8,205 or 14.1% of total revenue in the second quarter of 1996 compared to $6,425 or 14.4% of total revenue in the second quarter of 1995. Excluding the charges related to the Evans Rents acquisition, operating earnings would have been $8,630 or 14.9% of total revenue in the second quarter of 1996.

Interest Expense

Interest expense for the quarter decreased to $2,264 in 1996 from $4,199 in 1995. The decrease is a result of the early retirement of $50,000 in Senior Notes and the exchange of the Company's and CFR's subordinated debentures for common stock, both of which occurred in the fourth quarter of 1995, net of borrowings for the Evans Rents acquisition in April 1996.

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                          (dollar figures in thousands)


Six months ended June 30, 1996 as compared to six months ended June 30, 1995

Revenue

Total revenue increased 20.5% to $106,877 for the six months ended June 30, 1996 from $88,658 for the six months ended June 30, 1995. The acquisition of Evans Rents contributed approximately $5,922 or 6.7% of the percentage increase for the six months ended June 30, 1996. Furniture rental revenue for the six months ended June 30, 1996 was $85,437, a 23.7% increase from $69,054 for the six months ended June 30, 1995. The acquisition of Evans Rents resulted in approximately $5,676 or 8.2% of additional furniture rental revenue for the six months ended June 30, 1996. The remaining 15.5% increase reflects growth in the number of leases as well as revenue per lease. Furniture sales increased 9.4% to $21,440 in the six months ended June 30, 1996 from $19,604 in the six months ended June 30, 1995. The Evans Rents acquisition contributed approximately 1.2% of the increase in furniture sales for the six months ended June 30, 1996. Excluding the impact of an unusually large corporate sale in the first quarter of 1995, retail sales would have shown an increase of 17.9%.

Operating Costs and Expenses

Cost of furniture rental has increased from 19.4% of furniture rental revenue in 1995 to 19.5% of furniture rental revenue in 1996. This increase is due to the impact of start-up operations. Cost of furniture sales decreased from 59.2% of furniture sales revenue in 1995 to 58.7% of furniture sales revenue in 1996. The cost of furniture sales for 1995 included the large corporate sale which had a reduced margin.

Selling, general and administrative expenses totaled $62,294 or 58.3% of total revenue for the six months ended June 30, 1996 as compared to $50,939 or 57.5% of total revenue for the six months ended June 30, 1995. However, excluding $425 of certain charges associated with duplicate showrooms related to the Evans Rents acquisition, selling, general and administrative expenses would have been 57.9%. The remaining percentage increase is due to the impact of start-up operations.

Operating Earnings

As a result of the changes in revenue, operating costs and expenses discussed above, operating earnings were $15,377 or 14.4% of total revenue for the six months ended June 30, 1996 compared to $12,677 or 14.3% of total revenue for the six months ended June 30, 1995. Excluding the charges related to the Evans Rents acquisition, operating earnings would have been 14.8% of total revenue for the six months ended June 30, 1996.

Interest Expense

Interest expense for the six months ended June 30, 1996 decreased to $4,045 from $8,344 in 1995. The decrease is a result of the early retirement of $50,000 in Senior Notes and the exchange of the Company's and CFR's subordinated debentures for common stock, both of which occurred in the fourth quarter of 1995, net of borrowings for the Evans Rents acquisition in April 1996.

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                          (dollar figures in thousands)


Furniture Purchases

Furniture purchases totaled $43,252 in the six months ended June 30, 1996, an increase of 39.0% from the $31,116 purchased in the six months ended June 30, 1995. Approximately 11.2% of the increase resulted from the acquisition of Evans Rents and start-up operations in four new markets. The remaining increase supports the growth in furniture rental revenue and replenishes furniture which has been sold or disposed of.

Liquidity and Capital Resources
- -------------------------------

The Company is a holding company with no independent operations and no material assets other than its ownership of CFR. The Company is dependent on the receipt of dividends or distributions from CFR to fund any obligations. The Credit Facility and indenture governing the Senior Notes restrict the ability of CFR to make advances and pay dividends to the Company.

CORT's primary capital requirements are purchases of rental furniture (including new furniture purchases and lease portfolio acquisitions) and debt service. CORT purchases furniture throughout each year to replace furniture which has been sold and to maintain adequate levels of rental furniture to meet existing and new customer needs. As the Company's growth strategies continue to be implemented, furniture purchases are expected to increase.

The Company's other capital requirements consist of purchases of property, plant and equipment, including warehouse and showroom improvements, office equipment, trucks and computer hardware and standard programming enhancements necessary for installation of the new management information system in additional districts. Net purchases of property, plant and equipment were $1,739 and $3,443 for the six months ended June 30, 1995 and 1996, respectively.

During the six months ended June 30, 1995 and 1996 net cash provided by operations was $28,172 and $37,540, respectively. During the six months ended June 30, 1995 and 1996 net cash used in investing activities was $33,725 and $74,420, respectively. In 1996, approximately $27,725 was used for the acquisition of Evans Rents. The remaining cash used in investing activities consists primarily of purchases of rental furniture. During the six months ended June 30, 1995 and 1996 net cash provided in financing activities was $8 and $37,099, respectively. In 1996, approximately $27,725 was borrowed to acquire Evans Rents.

CORT is required to make semi-annual cash interest payments, in arrears on March 1 and September 1, of $3,000 ($6,000 annually) on the Senior Notes. The Company will not be required to make principal repayments on the Senior Notes until maturity.

CFR has available a revolving line of credit of $70,000 (amended in May 1996 from $50,000), subject to certain borrowing base restrictions, to meet acquisition and expansion needs as well as seasonal working capital and general corporate requirements. CFR had borrowings of approximately $41,400 under the Credit Facility at June 30, 1996.

The IRS has examined the federal income tax returns of CFR for the years 1989 through June 30, 1992. In connection with that examination, the IRS has proposed adjustments for each year related to methods of depreciation and cost recovery used by CFR. In addition, the IRS has notified CFR of proposed changes with regard to legal and other fees previously deducted. If successfully asserted by the IRS, the proposed adjustments would result in approximately $22,000 of additional tax liability, including accrued interest through June 30, 1996. The Company, however, has agreed in principle with the IRS appeals officer handling the administrative appeal of the examination on a settlement of the proposed adjustments. The settlement agreed to in principle will not result in any additional

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                          (dollar figures in thousands)


financial statement tax expenses, as the Company's reserves included in deferred income taxes are adequate to cover such expenses, and will not require the Company to alter its methods of depreciation or cost recovery period. The Company will be required to make a payment to the IRS and certain state jurisdictions for income and franchise tax purposes. The total amount of the proposed settlement is approximately $3,000 (including interest through June 30, 1996) of which the Company made an initial deposit of approximately $925 in February 1996. This agreement is only an agreement in principle, and thus could change. The tentative settlement will become effective only upon approval by the proper IRS personnel and execution of definitive settlement documentation. Upon final IRS approval, the Company will make the remaining required payment from either cash on hand or borrowings under the Credit Facility.

The IRS has also proposed the disallowance of certain deductions taken by Fairwood Corporation for the Former Group through the year ended December 31, 1988 and subsequent years. The IRS challenge includes the assertion that certain interest deductions taken by the Former Group should be recharacterized as non-deductible dividend distributions and that deductions for certain expenses related to the acquisition of Mohasco Corporation (now Consolidated Furniture Corporation), CFR's former shareholder, be disallowed. Under IRS regulations, the Company and each other member of the Former Group is severally liable for the full amount of any Federal income tax liability of the Former Group while CFR was a member of the Former Group, which could be as much as approximately $29,000 for such periods (including interest through June 30, 1996). Under the agreement of sale for CFR, Consolidated agreed to indemnify the Company in full for any consolidated tax liability of the Former Group for the years during which CFR was a member of the Former Group. In addition, the Company may have rights of contribution against other members of the Former Group if the Company were required to pay more than its equitable share of any consolidated tax liability. Although Fairwood Corporation has stated that it believes the IRS's position with respect to those proposed disallowances is unjustified and is contesting the matter vigorously, neither the Company nor Fairwood Corporation can predict a successful resolution to the IRS examination. No assurance can be given that, if Consolidated becomes liable for Federal income tax as a result of the examination, and if the IRS were to collect any resulting tax directly from CFR, that CFR would be able to recover all or part of the deficiency from Consolidated under its indemnity or from other members of the Former Group under the rights of contribution. No reserves are included in the Company's consolidated financial statements with respect to potential tax liabilities of the Former Group. There can be no assurance, however, that the Company's ultimate liability with respect to periods during which CFR was a member of the Former Group will not result in a material impact on the Company's financial condition or results of operations.

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 4.       SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY-HOLDERS

              The Annual Meeting of Stockholders of the Company was held on May 7, 1996. Set forth below is a description of the matters voted upon and the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as applicable to each such matter.

              1. The following seven directors were elected to the Board of Directors of the Company. There were no other nominees for director.

                  A.  Keith E. Alessi
                      Shares voted for:  9,121,449
                      Shares withheld:  16,894
                      Abstentions:  N/A
                      Broker nonvotes:  N/A

                  B.  Paul N. Arnold
                      Shares voted for:  9,121,249
                      Shares withheld:  17,094
                      Abstentions:  N/A
                      Broker nonvotes:  N/A

                  C.  Bruce C. Bruckmann
                      Shares voted for:  9,121,449
                      Shares withheld:  16,894
                      Abstentions:  N/A
                      Broker nonvotes:  N/A

                  D.  Charles M. Egan
                      Shares voted for:  9,121,449
                      Shares withheld:  16,894
                      Abstentions:  N/A
                      Broker nonvotes:  N/A

                  E.  Michael A. Delaney
                      Shares voted for:  9,121,449
                      Shares withheld:  16,894
                      Abstentions:  N/A
                      Broker nonvotes:  N/A

                  F.  Gregory B. Maffei
                      Shares voted for:  9,121,369
                      Shares withheld:  16,974
                      Abstentions:  N/A
                      Broker nonvotes:  N/A

                  G.  James A. Urry
                      Shares voted for:  9,121,449
                      Shares withheld:  16,894
                      Abstentions:  N/A
                      Broker nonvotes:  N/A

              2. The accounting firm of KPMG Peat Marwick LLP was elected independent accountants for the year ending December 31, 1996.

                      Shares voted for:  9,136,243
                      Shares withheld:  900
                      Abstentions:  1,200
                      Broker nonvotes:  N/A

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits (see Index on page E-1)

              (b) Reports on Form 8-K:

                  The Company filed one (1) report on Form 8-K dated May 9, 1996 to report that, during the quarter of the fiscal year covered by this report on Form 10-Q, the Company acquired all of the outstanding stock of privately held Evans Rents for approximately $27 million in cash.

                  The Company filed one (1) report on Form 8-K/A dated June 13, 1996 to provide the requisite financial statements and pro forma financial statements relating to the acquisition of Evans Rents.

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          CORT BUSINESS SERVICES CORPORATION
                          (Registrant)




Date:  July 23, 1996      By:  /s/ Frances Ann Ziemniak
       -------------      ------------------------------------------------------

                          Frances Ann Ziemniak
                          Vice President, Finance & CFO
                          (Principal financial and principal accounting officer)

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX

Exhibit
Number                             Description                              Page
- --------------------------------------------------------------------------------

 2.1 Stock Purchase Agreement, dated June 22, 1993, by and among the Company, Interfinancial, Inc., General Furniture Leasing Company and Fortis, Inc.; incorporated by reference to Exhibit
           2.1 to CFR's Registration Statement on Form S-1, No. 33-65094, filed on June 25, 1993

 2.2 First Amendment to Stock Purchase Agreement, dated as of August 31, 1993, by and among the Company, Fortis, Inc., Interfinancial, Inc. and General Furniture Leasing Company; incorporated by reference to Exhibit 2.2 to CFR's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1993

 2.3 Assignment and Assumption Agreement, dated as of August 31, 1993, between CFR and the Company; incorporated by reference to Exhibit 2.3 to CFR's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1993

 2.4 Acquisition Agreement, dated March 15, 1996, by and among the Company, CE Merger Sub Inc. and Evans Rents; incorporated by reference to Exhibit 2.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995

 3.1 Restated Certificate of Incorporation of the Company; incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1, No. 33-97568 filed on November 13, 1995

 3.2       By-laws  of the Company;  incorporated  by reference to Exhibit
           3.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1, No. 33-97568 filed on November 13, 1995

 4.1 Form of Indenture between CFR and United States Trust Company of New York, as Trustee, with respect to CFR's 12% Senior Notes due 2000; incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1, No. 33-65094, filed on August 20, 1993

 4.2 First Supplemental Indenture between CFR and United States Trust Company of New York, as Trustee, dated August 25, 1995; incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, No. 33-97568 filed on September 29, 1995

 4.3 Second Supplemental Indenture between CFR and United States Trust Company of New York, as Trustee, dated September 29, 1995; incorporated by reference to Exhibit 4.9 to Amendment No. 1 to the Company's Registration Statement on Form S-1, No. 33-97568 filed on October 23, 1995

 4.4 Warrant Agreement, dated September 1, 1993, between the Company and United States Trust Company of New York, as Warrant Agent; incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-1, No. 33-97568 filed on September 29, 1995

 4.5 Amendment No. 1 to Warrant Agreement, dated February 1, 1994, between the Company and United States Trust Company of New York, as Warrant Agent; incorporated by reference to Exhibit
           4.8 to the Company's Registration Statement on Form S-1, No. 33-97568 filed on September 29, 1995

10.1 Credit Agreement dated as of November 21, 1995 by and among CFR, the Company, the lenders identified therein, and NationsBank, N.A., as agent; incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995

10.2 Stock Option, Securities Purchase and Stockholders Agreement, dated as of January 18, 1994, by and among the Company, CFR, Citicorp Venture Capital Ltd. and certain investors named therein; incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8, No. 33-72724, filed on December 9, 1993

10.3 Amendment 1 to New Cort Holdings Corporation and Subsidiaries Employee Stock Option and Stock Purchase Plan as adopted by the Board of Directors of the Company on December 21, 1993; incorporated by reference to Exhibit 10.11 to CFR's Annual Report on Form 10-K for the fiscal year ended December 31, 1993

10.4 New Cort Holdings Corporation and Subsidiaries Employee Stock Option and Stock Purchase Plan (1995 Plan Distribution) as adopted by the Board of Directors of the Company on December 16, 1994; incorporated by reference to Exhibit 10.13 to CFR's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995

10.5 Form of First Amendment to Stockholders Agreement, dated as of November 13, 1995, by and among the Company, Citicorp Venture Capital Ltd., and certain investors named therein; incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Company's Registration Statement on Form S-1, No. 33-97568 filed on November 13, 1995

10.6 Registration Rights Agreement for Common Stock, dated as of January 18, 1994, by and among the Company, Citicorp Venture Capital Ltd. and certain investors named therein; incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994

10.7 CFR's Supplemental Executive Retirement Plan, dated October 28, 1992, as amended through December 21, 1993; incorporated by reference to Exhibit 10.12 to the CFR's Annual Report on Form 10-K for the fiscal year ended December 31, 1993

10.8 Agreement for Irrevocable Trust Under Cort Furniture Rental Supplemental Executive Retirement Plan, dated August 20, 1990, between CFR and Crestar Bank, N.A.; incorporated by reference to Exhibit 10.13 to CFR's Registration Statement on Form S-1, No. 33-65094, filed on June 25, 1993

10.9 Amendment Number One to the Agreement for Irrevocable Trust Under CORT Furniture Rental Supplemental Executive Retirement Plan, dated October 27, 1992, between CFR and Crestar Bank, N.A.; incorporated by reference to Exhibit 10.14 to CFR's Registration Statement on Form S-1, No. 33-65094, filed on June 25, 1993

10.10 Letter Agreement, dated July 24, 1992, between CFR and Paul N. Arnold; incorporated by reference to Exhibit 10.16 to CFR's Registration Statement on Form S-1, No. 33-65094, filed on June 25, 1993

10.11      Letter  Agreement, dated August 18, 1993, between CFR and Paul
           N. Arnold; incorporated by reference to Exhibit 10.26 to Amendment No. 5 to the Company's Registration Statement on Form S-1, No. 33-65094, filed on August 25, 1993

10.12 Employment Agreement, dated September 1, 1994, between CFR and Charles M. Egan; incorporated by reference to Exhibit 10.10 to CFR's Annual Report on Form 10-K for the year ended December 31, 1994

10.13      New  Cort  Holdings  Corporation  1995  Stock-Based  Incentive
           Compensation Plan, as adopted by the Board of Directors on July 25, 1995; incorporated by reference to Exhibit 10.16 to Amendment No.1 to the Company's Registration Statement on Form S-1, No. 33-97568 filed on October 23, 1995

10.14 Equity Share Agreement, between CFR and Lloyd and Eileen S. Lenson, dated April 20, 1994; incorporated by reference to
           Exhibit 10.17 to the Company's Registration Statement on Form S-1, No. 33-97568 filed on September 29, 1995

10.15 Form of Senior Notes Purchases Agreement between CFR and certain holders of CFR's 12% Senior Notes Due 2000, dated September 28, 1995; incorporated by reference to Exhibit 10.18 to Amendment No. 2 to the Company's Registration Statement on Form S-1, No. 33-97568 filed on November 1, 1995

10.16 Private Exchange Commitment Letter by and among the Company, Citicorp Venture Capital Ltd. and certain investors, dated September 28, 1995; incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company's Registration Statement on Form S-1, No. 33-97568 filed on October 23, 1995

10.17 CORT Business Services Corporation 1995 Directors Stock Option Plan, as adopted by the Board of Directors on October 18, 1995; incorporated by reference to Exhibit 10.20 to Amendment No. 3 to the Company's Registration Statement on Form S-1, No. 33-97568 filed on November 13, 1995

10.18 First Amendment to Credit Agreement dated as of May 24, 1996 by and among CFR, the Company, the lenders identified therein, and NationsBank, N.A., as agent

11.1       Statement re: computation of per share earnings

27         Financial Data Schedule