Form 10-Q
period 1996-09-30
CORT BUSINESS SERVICES CORP
filed 1996-11-14
CIK 905401

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.


                For the quarterly period ended September 30, 1996


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

                                 (703) 968-8500
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Outstanding as of
                 Class                              November 13, 1996
                 -----                              -----------------
        Class A, $.01 par value                         12,630,880
        Class B, $.01 par value                            - 0 -

================================================================================

                       CORT BUSINESS SERVICES CORPORATION

                               INDEX TO FORM 10-Q


                                                                        Page No.
                                                                        --------
Part I.  FINANCIAL INFORMATION

   Item 1.  FINANCIAL STATEMENTS

      Condensed Consolidated Balance Sheets.............................    1

      Condensed Consolidated Statements of Operations...................    2

      Condensed Consolidated Statements of Cash Flows...................    3

      Notes to Unaudited Condensed Consolidated Financial Statements....    4

   Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS......................    7

Part II. OTHER INFORMATION

   Item 6.  EXHIBITS AND REPORTS ON FORM 8-K............................   11

SIGNATURE...............................................................   12

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                    December 31,   September 30,
                                                        1995           1996
                                                    ------------   -------------
                                                                    (unaudited)
                      ASSETS
Cash and cash equivalents.........................    $    379       $  1,474
Accounts receivable, net..........................       6,019          9,884
Prepaid expenses..................................       3,973          3,725
Rental furniture, net.............................     103,741        147,535
Property, plant and equipment, net................      31,044         35,932
Other receivables and assets, net.................       3,814          3,070
Goodwill, net.....................................      24,752         44,164
                                                      --------       --------
     Total assets.................................    $173,722       $245,784
                                                      ========       ========


       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Accounts payable.............................    $  3,597       $  7,584
     Accrued expenses.............................      19,096         27,307
     Deferred revenue and security deposits.......      11,186         14,093
     Revolving credit facility, secured...........       3,800         20,300
     Senior notes, 12%............................      50,000         50,000
     Deferred income taxes........................      10,622          7,097
                                                      --------       --------
         Total liabilities........................      98,301        126,381

Stockholders' equity..............................      75,421        119,403
                                                      --------       --------
     Total liabilities and stockholders' equity...    $173,722       $245,784
                                                      ========       ========


See accompanying notes to unaudited condensed consolidated financial statements.

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                    ------------------       -----------------
                                      1995       1996         1995        1996
                                      ----       ----         ----        ----
Revenue:
     Furniture rental..............  $36,354    $53,707     $105,408    $139,144
     Furniture sales...............    9,137     10,900       28,741      32,340
                                     -------    -------     --------    --------

         Total revenue.............   45,491     64,607      134,149     171,484

Operating costs and expenses:
     Cost of furniture rental......    7,161     10,175       20,591      26,803
     Cost of furniture sales.......    5,487      6,537       17,099      19,115
     Selling, general and
         administrative expenses...   25,950     37,865       76,889     100,159
                                     -------    -------     --------    --------

         Total costs and expenses..   38,598     54,577      114,579     146,077
                                     -------    -------     --------    --------

         Operating earnings........    6,893     10,030       19,570      25,407

Interest expense...................    4,218      2,192       12,562       6,237
                                     -------    -------     --------    --------

     Income before income taxes....    2,675      7,838        7,008      19,170

Income taxes.......................    1,136      3,247        3,001       7,936
                                     -------    -------     --------    --------

     Net income....................  $ 1,539    $ 4,591     $  4,007    $ 11,234
                                     =======    =======     ========    ========

Earnings per share.................    $0.30      $0.35        $0.80       $0.93

Weighted average number of
   shares used in computation......    7,242     12,976        7,241      12,075



See accompanying notes to unaudited condensed consolidated financial statements.

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                             Nine Months Ended
                                                               September 30,
                                                             -----------------
                                                             1995        1996
                                                             ----        ----
Cash flows from operating activities:
 Net income............................................... $  4,007   $  11,234
 Proceeds of disposals of rental furniture in
   excess of gross profit.................................   17,006      18,280
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization:
     Rental furniture depreciation .......................   14,262      19,290
     Other depreciation...................................    1,901       2,698
     Goodwill amortization................................      496         668
     Amortization of debt issuance costs..................      567         518
     Discount on junior subordinated debentures...........       53          --
    Current period interest converted to debt.............    2,620          --
    Rental furniture inventory shrinkage..................      765       1,728
    Changes in operating accounts, net....................   (3,281)      5,533
                                                           --------   ---------

     Net cash provided by operating activities............   38,396      59,949
                                                           --------   ---------

Cash flows from investing activities:
 Purchases of rental furniture............................  (43,511)    (65,712)
 Purchases of property, plant and equipment...............   (3,105)     (5,272)
 Sales of property, plant and equipment...................      425         461
 Purchase of Evans Rents..................................       --     (27,737)
 Purchase of assets of Apartment Furniture Rental.........       --      (9,269)
 Purchase of short-term investments.......................   (1,024)         --
                                                           --------   ---------

     Net cash used by investing activities................  (47,215)   (107,529)
                                                           --------   ---------

Cash flows from financing activities:
 Issuance of common stock.................................       33      32,748
 Repayments on revolving credit facility..................       --     (59,353)
 Borrowings on revolving credit facility..................       --      75,853
 Repayments of long term debt.............................     (287)       (573)
 Proceeds from issuance of long term debt.................      332          --
                                                           --------   ---------

     Net cash provided by financing activities............       78      48,675
                                                           --------   ---------
     Net increase (decrease) in cash and cash equivalents.   (8,741)      1,095
Cash and cash equivalents at beginning of period..........   13,161         379
                                                           --------   ---------
Cash and cash equivalents at end of period................ $  4,420   $   1,474
                                                           ========   =========

Supplemental disclosures of cash flow information:
 Debentures issued in lieu of cash interest............... $  3,862          --
 Interest paid............................................   12,047    $  7,084
 Income taxes paid........................................    2,133       5,643



See accompanying notes to unaudited condensed consolidated financial statements.

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


(1)  Basis of Presentation
     ---------------------

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position of CORT Business Services Corporation ("CORT" or the "Company") and Subsidiaries as of September 30, 1996, and the results of their operations for the three and nine months ended
     September 30, 1996 and 1995, and cash flows for the nine months ended September 30, 1996 and 1995. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements are unaudited, and do not include all related footnote disclosures.

     The interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 1995 Annual Report on Form 10-K.

(2)  Credit Facility
     ---------------

     On May 24, 1996, the Company amended the revolving credit facility ("Credit Facility") to increase its borrowing capacity from $50 million to $70 million, subject to certain borrowing base restrictions. No other substantial changes were made to the Credit Facility pursuant to this amendment.

(3)  Acquisition of Evans Rents
     --------------------------

     On April 24, 1996 the Company acquired Evans Rents, a provider of rental furniture in California, for approximately $27,737,000, including costs of acquisition, in a transaction accounted for as a purchase business combination. As such, the fair value of Evans Rents' assets and liabilities were recognized as of April 24, 1996, and the Company's results of operations include Evans Rents' operations subsequent to that date. The Company financed the acquisition of Evans Rents with borrowings under the Credit Facility.

     The purchase price has been allocated to assets and liabilities based on preliminary estimates of fair value as of the date of acquisition. The final allocation of the purchase price will be determined when appraisals and other studies are completed. As part of the purchase price allocation, the Company recorded a reserve for estimated costs to be incurred in the consolidation of duplicate Evans Rents' facilities and termination of employment of certain members of Evans Rents' management who will not be replaced. Based on the allocation of the purchase price over the net assets acquired, goodwill of approximately $14,179,000 was recorded. Such goodwill is being amortized on a straight-line basis over 40 years. The purchase price has been allocated as follows (in thousands):


          Cash                                                $    25
          Accounts receivable                                   1,967
          Prepaid expenses and other assets                       182
          Rental property                                      15,066
          Property, plant and equipment                         1,932
          Deferred income taxes                                 2,600
          Goodwill                                             14,179
          Accounts payable and accrued expenses                (2,235)
          Notes payable                                          (573)
          Deferred revenue                                     (1,543)
          Other liabilities, including reserves for
            duplicate facilities and employee severance        (3,863)
                                                              -------
                                                              $27,737
                                                              =======

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                               SEPTEMBER 30, 1996


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

                                      Three Months Ended     Nine Months Ended
                                        September 30,          September 30,
                                      ------------------     -----------------
                                       1995        1996        1995      1996
                                       ----        ----        ----      ----
                                      (in thousands, except per share amounts)
     Total revenue.................. $53,256     $64,607    $157,235   $181,404
     Net income.....................   1,839       4,591       4,986     11,730
     Earnings per share............. $  0.34     $  0.35    $   0.94   $   0.97
     Weighted average number of
        shares used in computation..   7,242      12,976       7,241     12,075

(4)  Public Offering of Common Stock
     -------------------------------

     In July 1996, the Company sold, through an underwritten public offering, 1,865,100 common shares at $18.75 per share. The proceeds of approximately $32,675,000, net of associated underwriting discounts and other expenses of the offering, were used to repay indebtedness under the Credit Facility primarily from the acquisition of Evans Rents.

(5)  Income Taxes
     ------------

     The Internal Revenue Service ("IRS") has examined the Federal income tax returns of CORT Furniture Rental Corporation ("CFR") for the years 1989 through June 30, 1992 and has proposed certain adjustments to CFR's taxable income, relating primarily to methods of depreciation, period of cost recovery and certain capitalized financing fees. If successfully asserted by the IRS, the proposed adjustments would result in approximately $22 million of additional tax liability, including accrued interest through September 30, 1996. The Company, however, has agreed in principle with the IRS appeals officer handling the administrative appeal of the examination as to a settlement of the proposed adjustments. The settlement agreed to in principle will not result in any additional financial statement tax expenses, as the Company's reserves included in deferred income taxes are adequate to cover such expenses, and will not require the Company to alter its methods of depreciation or cost recovery period. The Company will be required to make a payment to the IRS and certain state jurisdictions for income and franchise tax purposes. The total amount of the proposed settlement is approximately $3 million, including interest through
     September 30, 1996, of which the Company made an initial deposit of approximately $925,000 in February 1996. This agreement is only an agreement in principle, however, and is subject to final IRS approval and thus could change. The tentative settlement will become effective only upon approval by the proper IRS personnel and execution of definitive settlement documentation. Upon final IRS approval, the Company will make the remaining required payment.

     The IRS has also proposed the disallowance of certain deductions taken by Fairwood Corporation for a consolidated tax group of which CFR was previously a member (the "Former Group") through the year ended December 31, 1988 and subsequent years. The IRS challenge includes the assertion that certain interest

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                               SEPTEMBER 30, 1996


     deductions taken by the Former Group should be recharacterized as non-deductible dividend distributions and that deductions for certain expenses related to the acquisition of Mohasco Corporation (now Consolidated Furniture Corporation ("Consolidated")), CFR's former shareholder, be disallowed. Under IRS regulations, the Company and each other member of the Former Group is severally liable for the full amount of any Federal income tax liability of the Former Group while CFR was a member of the Former Group, which could be as much as approximately $30 million for such periods (including interest through September 30, 1996). Under the agreement of sale for CFR, Consolidated agreed to indemnify the Company in full for any consolidated tax liability of the Former Group for the years during which CFR was a member of the Former Group. In addition, the Company may have rights of contribution against other members of the Former Group if the Company were required to pay more than its equitable share of any consolidated tax liability. Fairwood Corporation has indicated to the Company that it has tentatively reached an agreement in principle with the IRS Appeals Officer handling the case regarding a settlement of the principal issues in the case. A final settlement on that basis would be substantially less than the liability that would result from the proposed adjustments. The terms of such a tentative settlement are subject to further review by the IRS and by the Joint Committee on Taxation, and no assurance can be given that any settlement will be reached with the IRS. Due to the preliminary nature of the proposed agreement, the Company is not in a position to determine the probable outcome and its impact on the Company's financial statements, if any.

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (dollar figures in thousands)


Results of Operations
---------------------

Three months ended September 30, 1996 as compared to three months ended September 30, 1995

Revenue

Total revenue increased 42.0% to $64,607 for the three months ended September 30, 1996 from $45,491 for the three months ended September 30, 1995. Furniture rental revenue for the three months ended September 30, 1996 was $53,707, a 47.7% increase from $36,354 for the corresponding period in 1995. Rental revenue growth before the impact of the acquisitions of Evans Rents and certain assets and liabilities of Apartment Furniture Rental ("AFR"), estimated by excluding the Company's California and New York operations, was approximately $6,942 or 21.5% which reflects growth in the number of leases as well as revenue per lease. This increase includes the effect of the 1996 Summer Olympics in the Atlanta operations. Furniture sales increased 19.3% to $10,900 in the three months ended September 30, 1996 from $9,137 in the quarter ended September 30, 1995. Before the impact of acquisitions as described above, furniture sales increased $1,437 or 17.9%.

Operating Costs and Expenses

Cost of furniture rental has decreased from 19.7% of furniture rental revenue in 1995 to 18.9% of furniture rental revenue in 1996. This decrease is the result of the reduction of rental cost components other than depreciation as a percent of rental revenue, net of an increase in cost of rent from the start-up operations. Cost of furniture sales decreased from 60.1% of furniture sales revenue in 1995 to 60.0% of furniture sales revenue in 1996.

Selling, general and administrative expenses totaled $37,865 or 58.6% of total revenue for the quarter ended September 30, 1996 as compared to $25,950 or 57.0% of total revenue for the quarter ended September 30, 1995. This increase is associated with start-up operations and the expansion of distribution centers for the Company's housewares business.

Operating Earnings

As a result of the changes in revenue, operating costs and expenses discussed above, operating earnings were $10,030 or 15.5% of total revenue in the third quarter of 1996 compared to $6,893 or 15.2% of total revenue in the third quarter of 1995.

Interest Expense

Interest expense for the quarter decreased to $2,192 in 1996 from $4,218 in 1995. The decrease is primarily the result of the early retirement of $50,000 in Senior Notes and the exchange of the Company's and CFR's subordinated debentures for common stock, both of which occurred in the fourth quarter of 1995, net of borrowings under the Credit Facility.

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                          (dollar figures in thousands)


Nine months ended September 30, 1996 as compared to nine months ended September 30, 1995

Revenue

Total revenue increased 27.8% to $171,484 for the nine months ended September 30, 1996 from $134,149 for the nine months ended September 30, 1995. Furniture rental revenue for the nine months ended September 30, 1996 was $139,144, a 32.0% increase from $105,408 for the corresponding period in 1995. Rental revenue growth before the impact of the acquisitions of Evans Rents and AFR, estimated by excluding the Company's California and New York operations, was approximately $15,767 or 16.8% which reflects growth in the number of leases as well as revenue per lease. Furniture sales increased 12.5% to $32,340 in the nine months ended September 30, 1996 from $28,741 in the nine months ended September 30, 1995. Excluding the impact of an unusually large corporate sale in the first quarter of 1995, furniture sales would have shown an increase of 18.4%.

Operating Costs and Expenses

Cost of furniture rental has decreased from 19.5% of furniture rental revenue in 1995 to 19.3% of furniture rental revenue in 1996. Cost of furniture sales decreased from 59.5% of furniture sales revenue in 1995 to 59.1% in 1996. The cost of furniture sales for 1995 included the large corporate sale at a reduced margin.

Selling, general and administrative expenses totaled $100,159 or 58.4% of total revenue for the nine months ended September 30, 1996 as compared to $76,889 or 57.3% of total revenue for the nine months ended September 30, 1995. However, excluding $425 of certain charges associated with duplicate showrooms related to the acquisition of Evans Rents, selling, general and administrative expenses would have been 58.2% of total revenue. The percentage increase is primarily due to the impact of start-up operations.

Operating Earnings

As a result of the changes in revenue, operating costs and expenses discussed above, operating earnings were $25,407 or 14.8% of total revenue for the nine months ended September 30, 1996 compared to $19,570 or 14.6% of total revenue for the nine months ended September 30, 1995. Excluding the second quarter charges related to the acquisition of Evans Rents, operating earnings would have been 15.1% of total revenue for the nine months ended September 30, 1996.

Interest Expense

Interest expense for the nine months ended September 30, 1996 decreased to $6,237 from $12,562 in 1995. The decrease is primarily the result of the early retirement of $50,000 in Senior Notes and the exchange of the Company's and CFR's subordinated debentures for common stock, both of which occurred in the fourth quarter of 1995, net of borrowings under the Credit Facility.

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                          (dollar figures in thousands)


Furniture Purchases

Furniture purchases totaled $65,712 in the nine months ended September 30, 1996, an increase of 51.0% from the $43,511 purchased in the nine months ended September 30, 1995. Approximately $8,900 of purchases is attributable to the acquisitions of Evans Rents and AFR as well as start-up operations in the four new markets. The remaining increase supports the growth in furniture rental revenue and replenishes furniture which has been sold or disposed.

Liquidity and Capital Resources
-------------------------------

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

The Company's other capital requirements consist of purchases of property, plant and equipment, including warehouse and showroom improvements, office equipment, computer hardware and standard programming enhancements necessary for installation of the new management information system in additional districts. Net purchases of property, plant and equipment were $2,680 and $4,811 for the nine months ended September 30, 1995 and 1996, respectively.

During the nine months ended September 30, 1995 and 1996 net cash provided by operations was $38,396 and $59,949, respectively. During the nine months ended September 30, 1995 and 1996 net cash used in investing activities was $47,215 and $107,529, respectively. In 1996, approximately $27,737 and $9,269 was used for the acquisitions of Evans Rents and AFR, respectively. The remaining cash used in investing activities consists primarily of purchases of rental furniture. During the nine months ended September 30, 1995 and 1996 net cash provided in financing activities was $78 and $48,675, respectively. In 1996, $32,675 was provided by the public offering of common stock, net of expenses, which was used to repay indebtedness under the Credit Facility primarily from the acquisition of Evans Rents.

CORT is required to make semi-annual cash interest payments, in arrears on March 1 and September 1, of $3,000 ($6,000 annually) on the Senior Notes. The Company will not be required to make principal repayments on the Senior Notes until maturity.

CFR has available a revolving credit facility of $70,000 (amended in May 1996 from $50,000), subject to certain borrowing base restrictions, to meet acquisition and expansion needs as well as seasonal working capital and general corporate requirements. CFR had borrowings of approximately $20,300 under the Credit Facility at September 30, 1996.

The IRS has examined the Federal income tax returns of CFR for the years 1989 through June 30, 1992 and has proposed certain adjustments to CFR's taxable income, relating primarily to methods of depreciation, period of cost

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                          (dollar figures in thousands)


recovery and certain capitalized financing fees. If successfully asserted by the IRS, the proposed adjustments would result in approximately $22,000 of additional tax liability, including accrued interest through September 30, 1996. The Company, however, has agreed in principle with the IRS appeals officer handling the administrative appeal of the examination on a settlement of the proposed adjustments. The settlement agreed to in principle will not result in any additional financial statement tax expenses, as the Company's reserves included in deferred income taxes are adequate to cover such expenses, and will not require the Company to alter its methods of depreciation or cost recovery period. The Company will be required to make a payment to the IRS and certain state jurisdictions for income and franchise tax purposes. The total amount of the proposed settlement is approximately $3,000 (including interest through September 30, 1996) of which the Company made an initial deposit of approximately $925 in February 1996. This agreement is only an agreement in principle, and thus could change. The tentative settlement will become effective only upon approval by the proper IRS personnel and execution of definitive settlement documentation. Upon final IRS approval, the Company will make the remaining required payment from either cash on hand or borrowings under the Credit Facility.

The IRS has also proposed the disallowance of certain deductions taken by Fairwood Corporation for the Former Group through the year ended December 31, 1988 and subsequent years. The IRS challenge includes the assertion that certain interest deductions taken by the Former Group should be recharacterized as non-deductible dividend distributions and that deductions for certain expenses related to the acquisition of Mohasco Corporation (now Consolidated Furniture Corporation), CFR's former shareholder, be disallowed. Under IRS regulations, each of the Company and the other members of the Former Group is severally liable for the full amount of any Federal income tax liability of the Former Group while CFR was a member of the Former Group, which could be as much as approximately $30,000 for such periods (including interest through September 30, 1996). Under the agreement of sale for CFR, Consolidated agreed to indemnify the Company in full for any consolidated tax liability of the Former Group for the years during which CFR was a member of the Former Group. In addition, the Company may have rights of contribution against other members of the Former Group if the Company were required to pay more than its equitable share of any consolidated tax liability. Fairwood Corporation has indicated that it has tentatively reached an agreement in principle with the IRS Appeals Officer handling the case regarding a settlement of the principal issues in the case. A final settlement on that basis would be substantially less than the liability that would result from the proposed adjustments. The terms of such a tentative settlement are subject to further review by the IRS and by the Joint Committee on Taxation, and no assurance can be given that any settlement will be reached with the IRS. Further, no assurance can be given that, if Consolidated becomes liable for Federal income tax as a result of the examination, and if the IRS were to collect any resulting tax directly from CFR, that CFR would be able to recover all or part of the deficiency from Consolidated under its indemnity or from other members of the Former Group under the rights of contribution. No reserves are included in the Company's consolidated financial statements with respect to potential tax liabilities of the Former Group. There can be no assurance, however, that the Company's ultimate liability with respect to periods during which CFR was a member of the Former Group will not result in a material impact on the Company's financial condition or results of operations.

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits (see Index on page E-1)

          (b)  Reports on Form 8-K:

               The Company filed one (1) report on Form 8-K dated July 15, 1996 to report earnings for the quarter ended June 30, 1996.

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CORT BUSINESS SERVICES CORPORATION
                                     (Registrant)


Date:  November 14, 1996             By: /s/ Frances Ann Ziemniak
       --------------------------        ----------------------------------
                                         Frances Ann Ziemniak
                                         Vice President, Finance & CFO
                                         (Principal financial and principal
                                            accounting officer)

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX

Exhibit
Number                             Description                              Page
--------------------------------------------------------------------------------
 2.1 Stock Purchase Agreement, dated June 22, 1993, by and among the Company, Interfinancial, Inc., General Furniture Leasing
         Company and Fortis, Inc.; incorporated by reference to Exhibit
         2.1 to CFR's Registration Statement on Form S-1, No. 33-65094, filed on June 25, 1993

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

10.15 Form of Senior Notes Purchase Agreement between CFR and certain holders of CFR's 12% Senior Notes Due 2000, dated September 28, 1995; incorporated by reference to Exhibit 10.18 to Amendment No. 2 to the Company's Registration Statement on Form S-1, No. 33-97568 filed on November 1, 1995

10.16 Private Exchange Commitment Letter by and among the Company, Citicorp Venture Capital Ltd. and certain investors, dated September 28, 1995; incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company's Registration Statement on Form S-1, No. 33-97568 filed on October 23, 1995

10.17 CORT Business Services Corporation 1995 Directors Stock Option Plan, as adopted by the Board of Directors on October 18, 1995; incorporated by reference to Exhibit 10.20 to Amendment No. 3 to the Company's Registration Statement on Form S-1, No. 33-97568 filed on November 13, 1995

10.18 First Amendment to Credit Agreement dated as of May 24, 1996 by and among CFR, the Company, the lenders identified therein, and NationsBank, N.A., as agent; incorporated by reference to
         Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996

11.1     Statement re: computation of per share earnings

27       Financial Data Schedule