Form 10-K
period 1996-12-31
CORT BUSINESS SERVICES CORP
filed 1997-03-31
CIK 905401

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED).

                   For the fiscal year ended December 31, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED).

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

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
         Common  Stock                         New York  Stock  Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X         No
                                              ---          ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S- K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. Yes            No  X
                                 ---           ---

         Non-affiliates of CORT Business Services Corporation held 6,507,116 shares of Common Stock as of March 20, 1997. The fair market value of the stock held by non-affiliates is $156,170,784 based on the sale price of the shares on March 20, 1997.

       As of March 20, 1997, 12,777,480 shares of Common Stock, par value
                             $.01, were outstanding.
                      Documents Incorporated by Reference:

                    Document                            Part of Form 10-K
                    --------                            -----------------
Annual Report to Stockholders for the fiscal year
           ended December 31, 1996                           Part II
   Proxy Statement for the Annual Meeting of
    Stockholders to be held May 14, 1997                     Part III

================================================================================

                                     PART I
ITEM 1.  Business

Overview

CORT Business Services Corporation (the "Company" or "CORT") through its wholly-owned subsidiary CORT Furniture Rental Corporation ("CFR") is the leading national provider of rental furniture, accessories and related services in the growing and fragmented "rent-to-rent" segment of the furniture rental industry. The "rent-to-rent" segment serves both corporate and individual customers who desire flexibility to meet their temporary and transitional needs. The Company focuses on corporate customers by offering office and residential furniture and related accessories through a direct sales force of approximately 650 salespeople and a network of 108 showrooms in 31 states and the District of Columbia. The Company believes that approximately 80% of its rental revenue is derived from its corporate customers, while the remainder is derived principally from rentals to middle- and upper-income level individuals. Management believes that the Company's focus on corporate and upper-income individual customers allows it to maintain a high-quality lease portfolio, which contributes to generally higher operating margins than those of its competitors. The Company maintains the showroom quality condition of its merchandise available for rent by selling its previously rented merchandise through a network of 69 company-operated clearance centers, thereby enabling the Company to regularly update its inventory with new styles and new merchandise. Sales of furniture through clearance centers, at prices which for the last five years have averaged 110% of the furniture's original cost, allow the Company to maximize the residual value of its rental merchandise. Furniture sales through clearance centers and other sales accounted for approximately 18% of the Company's total 1996 revenue.

As the industry leader and the only "rent-to-rent" furniture rental company with a national presence, CORT is well-positioned to take advantage of growing demand for furniture rental services. This demand is believed to be driven by continued growth in management and professional employment, the increasing importance to American business of flexibility and outsourcing and the impact of a more mobile and transitory population. The Company is called upon to meet business-related furniture rental service needs by a corporate customer base which includes Fortune 500 companies, small businesses and professionals, and owners and operators of apartment communities.

Management believes that annual revenues of the "rent-to-rent" furniture rental industry are in excess of $700 million. A significant portion of these revenues is generated by single-location and small regional rental businesses which present attractive consolidation opportunities for the larger "rent-to-rent" furniture rental companies such as CORT. Since the beginning of 1992, the Company has acquired two of its significant competitors, General Furniture Leasing Company ("General Furniture") and Evans Rents, entered two new markets, New York City and Salt Lake City, through portfolio acquisitions, and has completed and successfully integrated 13 small lease portfolio acquisitions. Management believes that CORT is well-positioned to continue capitalizing on the consolidation trend in the "rent-to- rent" furniture rental industry due to its national presence, leading market share and financial capacity.

The Company's total revenue increased 21.7% on an annual basis, from $106.5 million in 1992 to $234.1 million in 1996, as a result of the acquisitions of General Furniture and Evans Rents, small lease portfolio acquisitions and new showroom openings, as well as growth in existing operations. Operating earnings increased 27.2% on an annual basis from $13.5 million (excluding non-recurring charges of $10.0 million) in 1992 to $35.4 million in 1996.

Business Strategy

Management believes that CORT's size, national presence, consistently high-level customer service, product quality and broad product selection, depth of management and efficient clearance centers have been key contributors to the Company's success. The Company's objective is to build on these fundamentals and increase further its revenue and operating earnings and expand its margins by continuing to pursue its growth strategy. The key components of this strategy are (i) making selective acquisitions; (ii) initiating operations in new markets and adding showrooms in existing markets; (iii) expanding its corporate customer base on the rental of high-margin office furniture products; and (iv) continuing to invest in the development of various products and services.

Acquisitions

The primary focus of the Company's growth strategy has been and will continue to be the selective acquisition of small lease portfolios and regional companies in new and existing markets. Since the beginning of 1992, the Company has completed 15 small lease portfolio acquisitions. In a typical lease portfolio acquisition, the Company acquires existing leases and rental furniture. Additionally, the Company may also retain sales personnel with strong local customer relationships. The Company generally does not acquire showrooms, distribution facilities or clearance centers in existing markets. However, in new markets, the Company may choose to retain such real estate. The Company also believes that there are a select number of opportunities to acquire larger regional companies in order to enter new markets and increase its market share in existing markets. For example, the Company has acquired two larger regional companies: General Furniture in September 1993, which had total revenues of approximately $41.5 million for fiscal year 1992, and Evans Rents in April 1996, which had total revenues of approximately $30.5 million for fiscal year 1995. The acquisition of General Furniture provided CORT with immediate access to new market areas and additional critical mass in CORT's existing markets. Evans Rents provides CORT with additional critical mass in the greater Los Angeles and San Francisco areas, increases the percentage of rental revenue derived from the rental of higher-margin office furniture products and contributed additional expertise in the supply of furniture for trade shows and conventions.

New Markets and Additional Showrooms

The Company continues to expand the number of showrooms within its existing markets as well as initiate new operations, including showrooms, distribution facilities and clearance centers, in strategically identified geographic locations where it currently does not conduct business and where attractive acquisition opportunities do not exist. By increasing the number of showrooms associated with existing distribution facilities and clearance centers, the Company is able to distribute its real estate, personnel and other fixed costs over a larger revenue base. Since the beginning of 1995, CORT has begun operations in four new metropolitan markets: Birmingham, AL; Little Rock, AR; Portland, OR; and St. Louis, MO.

Expanded Corporate Customer Base

The Company seeks to increase its corporate customer base in order to capitalize on the longer lease terms, higher average lease amounts and multiple lease transactions associated with corporate customers. In addition, corporate customers more frequently enter into higher-margin office furniture leases. The Company intends to grow revenue by increasing its corporate customer base through expanded emphasis on national accounts, further development of sales personnel with business-to-business sales experience and continued advertising. The Company intends to increase awareness among its sales force of the benefits and breadth of its office product offerings through expanded training programs and to focus the efforts of its sales force on these products by increased incentive compensation for office product rentals.

Development of Products and Services

The Company continues to invest in the development of other products and services. Products and services in various stages of development include the rental of houseware amenity packages, interior design services and furniture for model homes and the supply of furniture for trade shows and conventions. Management believes that the gradual introduction of new products and services allows the Company to experiment with such products and services at a relatively low initial cost. See "Products--Other Products and Services."

The "Rent-to-Rent" Industry

The "rent-to-rent" segment of the furniture rental industry serves both corporate and individual customers who generally have immediate, temporary needs for office or residential merchandise but who typically do not seek to own such merchandise. Office product customers range from large corporations who desire flexibility to meet their temporary and transitional needs, to small businesses and professionals who require office furnishings but seek to conserve capital. Residential product customers include corporations seeking to provide furnishings for corporate employees who have been relocated or who are on temporary assignment, apartment community managers seeking to provide furnished apartments and individual residents seeking to rent merchandise for their own homes and apartments.

Management believes the "rent-to-rent" furniture rental industry generates in excess of $700 million of annual revenue. The demand for rental products is believed to be driven by continued growth in management and professional employment levels, the changing trends in American business towards flexibility and outsourcing and the impact of a more mobile and transitory population. The industry is highly competitive and consolidating with many participants operating single locations and small regional businesses. See "Competition."

The "rent-to-rent" business is differentiated from the "rent-to-own" business primarily by the terms of the rental arrangements and the type of customer served. "Rent-to-rent" customers generally desire high quality furniture to meet temporary needs, have established credit, and pay on a monthly basis. Typically, these customers do not seek to acquire the property rented. In the typical "rent-to-rent" transaction, the customer agrees to rent merchandise for three to six months, subject to extension by the customer on a month-to-month basis. By contrast, "rent-to-own" arrangements are generally made by customers without established credit whose objective is to acquire ownership of the property. "Rent-to-own" arrangements are typically entered into on a month-to-month basis and require weekly rental payments.

Products

The Company rents a full line of furniture and accessories throughout the United States for office and residential purposes. The Company classifies its furniture leases based on the type of furniture leased and the expected use of the furniture.

Office Products

In order to capitalize on the significant profit potential available from the longer average rental periods and the higher average monthly rent for office products, the Company's strategy is to emphasize office furniture rentals. The Company offers a full range of office, conference room and reception area furniture, including desks, chairs, tables, credenzas, panel systems and accessories. In order to promote longer office lease terms, the Company leases furniture to its corporate customers at rates that reflect a premium on leases that are less than six months and a discount on leases of more than six months.

The Company's office furniture customers consist primarily of large companies that desire flexibility to satisfy temporary and transitional needs and small or start-up businesses that have immediate and changing furniture requirements but seek to minimize capital outlay. The Company emphasizes its ability to outfit an entire office with high quality furniture in two business days, as well as its ability to provide consistent customer service and product quality nationwide.

Residential Products

The Company leases residential products to corporate customers who are temporarily or permanently relocating employees, to apartment managers and owners who are providing furnished apartments and to individual end users of the furniture. The Company offers a broad range of household furniture, including dining room, living room and bedroom pieces, as well as certain electronic products.

A significant portion of the Company's residential furniture rentals are derived from corporate relocations and temporary assignments, as new and transferred employees of the Company's corporate customers enter into leases for residential furniture. The Company's sales personnel maintain contacts with corporate relocation departments. By presenting the possibility of obtaining fully-furnished rental apartments as a lower cost alternative to hotel accommodations, the Company offers its corporate rental customers a way to reduce the costs of corporate relocations while developing residential business with new and transferred employees. The Company's ability to service both corporate and individual needs creates a broad corporate customer base accompanied by an increasing pool of employees utilizing the Company's residential services.

Other Products and Services

CORT offers several other products and services in selected markets. The Company offers houseware amenity packages (such as linens, towels, dishes, cookware and other kitchen, bedroom and bath accessories) for rent to its furniture rental customers. The Company had generally distributed houseware amenity packages through third-party contractors either under subcontract arrangements or direct referrals. The Company continues to expand the distribution of its own houseware amenity packages to capture profits currently accruing to third-party contractors and made a lease portfolio acquisition in 1996 of a housewares rental business. In addition, CORT currently offers interior design services and furnishings for model home builders in three major metropolitan areas.

The Company has been providing rental specialty furniture for short term use at trade shows and conventions through its operations in New Orleans and the California operations acquired with Evans Rents. In March 1997, the Company completed its acquisition of three trade show services businesses that operate in nine major markets. The combination of CORT's national network with the experience of these organizations should provide the Company with a competitive advantage in the trade show and convention services business.

Operations

Lease Terms

The Company typically leases furniture to individuals and corporate accounts for three-, six- and twelve-month terms, which may be and often are extended by its customers on a month-to-month basis. Management believes that, on average, furniture remains on lease for approximately nine months at a time. Although rental contracts may give the customer the option to purchase the merchandise rented, only a small percentage of the Company's rental leases lead to customer ownership.

The Company's strategy is to price rentals to recover the original cost of the furniture over a ten-month rental "payout period." However, pricing and payout periods often vary with the length of the leases. The Company frequently charges a delivery fee and, in the absence of proof of insurance, a waiver fee. Within general company guidelines, each district has discretion to set prices based upon local market factors.

The Company may also require a security deposit from a customer which will be returned at the end of the lease upon satisfactory compliance with the terms of the lease. The Company requires applications from prospective rental customers and performs credit investigations before approving such applications. In each of the last five years, the Company's bad debt losses have been limited to 0.5% of revenue or less.

Customer Services

CORT is dedicated to providing consistently high quality customer service nationwide to its corporate and individual customers. Through its national network, the Company more efficiently services its corporate clients by providing a single point of contact for customers who have furniture needs in multiple locations, offering consistent quality of products and services at all CORT locations, and offering a broad spectrum of products to customers. Under its Personal Service Guaranty, which management believes is the only written service guarantee of its kind in the "rent- to-rent" industry, the Company ensures customers of CORT Furniture Rental that they will be satisfied with the furniture they rent or the Company will exchange it for similar furniture within two business days free of charge. Additionally, the Company's employees assist customers with space planning, interior design and apartment location services.

Furniture Sales

For the last five years, the Company has derived 72% of its furniture sales revenue from clearance centers sales. The remaining furniture sales revenue is derived primarily from lease conversions and sales of new furniture. Sales of rental furniture allow the Company to control inventory levels and maintain showroom quality of rental inventory. On average, furniture is typically sold through the clearance centers three years after its initial purchase by the Company. For the last five years, sales of rental furniture through the clearance centers have had an average recovery margin on the original cost of furniture of approximately 110%, a price which is usually considerably lower than the price of comparable new merchandise. Management believes that its ability to recover the original cost of its furniture through its clearance centers is a key contributor to the Company's profitability.

                            Cost Recovery Ratio Table
                             (dollars in thousands)

                                                                  Year Ended December 31,
                                           -----------------------------------------------------------------
                                              1992        1993(1)          1994           1995       1996(2)
                                              ----        -------          ----           ----       -------
Clearance Center sales revenue......       $18,226        $22,490       $26,136        $26,021       $28,714
Original cost of furniture..........        16,517         20,067        23,651         23,666        26,137
Cost recovery ratio.................        110.3%         112.1%        110.5%         110.0%        109.8%

--------

(1) Includes four months of combined data pursuant to the acquisition of General Furniture.

(2) Includes Evans Rents subsequent to its acquisition on April 24, 1996; however, Evans Rents did not operate Clearance Centers.


                               Cost of Sales Table
                             (dollars in thousands)

                                                                    Year Ended December 31,
                                           -----------------------------------------------------------------
                                              1992        1993(1)          1994           1995       1996(2)
                                              ----        -------          ----           ----       -------
Cost of Clearance Center sales......       $10,452        $13,354       $15,371        $15,060       $16,447
Cost of other furniture sales.......         3,024          3,456         5,278          7,143         8,760
                                             -----          -----         -----          -----         -----
Total Cost of Sales.................       $13,476        $16,810       $20,649        $22,203       $25,207
                                            ======         ======        ======         ======        ======

------------

(1) Includes four months of combined data pursuant to the acquisition of General Furniture.

(2) Includes Evans Rents subsequent to its acquisition on April 24, 1996; however, Evans Rents did not operate Clearance Centers.


Sales, Marketing and Advertising

The Company employs a sales force of approximately 650 people, including managers and supervisors, rental consultants, commercial account executives, residential account executives, and clearance center personnel. In general, rental consultants service walk-in showroom customers, clearance center sales personnel are responsible for walk-in clearance center customers and commercial and residential account executives work to develop office and residential customers in their districts. Utilizing the Company's national distribution network to emphasize its ability to serve customers throughout the country, the Company employs ten national account representatives who are responsible for customers with business in more than one district.

CORT's sales representatives receive professional, business-to-business sales training through the Company's CORT University program, which was developed as part of the Company's continuing effort to increase rental revenue and improve customer service. Management believes that the program's emphasis on a problem solving, value-added approach to clients' needs enhances its relationships with customers and provides CORT with a competitive advantage in marketing to corporate customers.

The Company markets its services through brochures, newspapers, periodicals, yellow pages, radio, television and direct response media and over the internet (http://www.cort1.com). The Company designs its advertising program both to promote the business and to increase awareness of the advantages of renting in the residential and office furniture markets. The Company also supports its clearance center sales through newspaper, radio and television advertising.

Purchasing and Distribution

The Company has a national product line chosen by its merchandising group. Each district manager, in consultation with his or her regional merchandising manager, selects from the national product line based on an analysis of customer demand within such manager's specific market. Each district then places purchase orders directly with the Company's vendors and shipment is arranged through the Company's freight analyst directly to the district warehouse.

The Company acquires furniture from a large number of manufacturers and is not dependent on any particular manufacturer as a source of supply. In 1996, no furniture manufacturer accounted for more than 10% of the Company's furniture purchases. Management believes that the Company is able to purchase furniture at lower prices than its competitors due to the centralized selection of its product line and large volume of purchases. The Company is generally able to obtain prompt delivery of furniture from its suppliers and has not experienced material interruptions in its business resulting from delays in acquiring furniture.

Merchandise is delivered to rental customers by Company employees via owned or leased trucks after a rental agreement has been signed. At the end of the lease term, rental furniture is returned to the Company's warehouses where it is inspected, cleaned and/or repaired in preparation for future rental or sale. If it is determined that the furniture is appropriate for sale rather than future rental, the furniture is then transferred to a clearance center. Company warehouses are typically located next to a clearance center, thereby allowing the Company to reduce shipping expenses and realize efficiency gains.

Competition

The "rent-to-rent" segment of the furniture rental industry is highly competitive. Management believes that Aaron Rents, Globe Business Resources and Brook Furniture Rental are the Company's most significant competitors. In addition, there are numerous smaller regional and local "rent-to-rent" furniture companies as well as retailers offering residential and office furniture. Management believes that the principal competitive factors in the furniture rental industry are product value, furniture condition, extent of furniture selection, terms of rental agreement, speed of delivery, exchange privilege, option to purchase, deposit requirements and customer service level.

With respect to sales of furniture through its clearance centers, the Company competes with numerous used and new furniture retailers, some of which are larger than the Company and have greater financial resources. Management believes that price and value are the principal competitive factors in its furniture sales.

Employees

On December 31, 1996, the Company employed approximately 2,000 people, of whom approximately 50 were employed at corporate headquarters. Approximately 650 people were employed as salespersons, 975 people were employed in the warehouse and distribution portion of the business and the remainder in district and regional administrative positions.

The Company's warehouse and delivery employees in Maryland (approximately 37 persons) are represented by an independent union under a contract which expires in December 1999. Additionally, 16 of the Company's warehouse and delivery employees in New York City are represented by the Local 840 of the International Brotherhood of Teamsters under a contract which expires in June 1999.

The Company believes that its relationships with its employees are good.

Trademarks and Name Recognition

The Company engages in business under the CORT Furniture Rental and General Furniture Leasing tradenames, each of which has been used in the furniture rental business for over 20 years. The Company has established its reputation as a provider of quality furniture and customer service using these names. The Company feels that reputation and name recognition are important to customers. Therefore, following an acquisition in a new market, the Company may use a combination of the CORT and acquired business name to maintain customer recognition, i.e. CORT/EVANS, CORT/afr, CORT/bel style.

Regulatory Matters

Compliance with federal, state and local laws and regulations governing pollution and protection of the environment is not expected to have any material effect upon the financial condition or results of operations of the Company.

ITEM 2.  Properties

As of December 31, 1996, the Company carried out its rental, sales and warehouse operations through 140 facilities, of which 22 were owned and 118 were leased. The leased facilities have lease terms with expiration dates ranging from 1997 to 2010. Upon the expiration of its leases, the Company generally has been able to either extend its leases or obtain suitable alternative facilities on satisfactory terms. Management seeks to locate properties in new markets where rental, clearance and warehouse operations can be combined in one facility. As the Company expands in a particular district, the Company seeks to open free-standing showrooms that can be serviced from pre-existing warehouses. The Company's showrooms generally have 3,500 to 4,500 square feet of floor space. The Company regularly reviews the presentation and appearance of its furniture showrooms and clearance centers and periodically improves or refurbishes them to enhance their attractiveness to customers.

The Company's decision to enter a new market is based upon its review of current demographic information, short-and long-term population and business growth projections and the level of existing competition. Once the decision is made to enter a new market, management selects individual showroom locations by reviewing demographic information, accessibility, visibility, customer traffic, location of competitors and cost.

The metropolitan areas in which the Company operates, together with the number of showrooms in each metropolitan area, are set forth in the table below:


               District Locations                           Number of Showrooms
-----------------------------------------------             --------------------
ALABAMA                            Birmingham                         1
ARIZONA                            Phoenix                            1
ARKANSAS                           Little Rock                        1

                District Locations                           Number of Showrooms
------------------------------------------------             -------------------
CALIFORNIA                        Orange County                      3
                                  Los Angeles                        6
                                  Sacramento                         1
                                  San Diego                          1
                                  San Francisco                      5
                                  Santa Clara                        2
COLORADO                          Denver                             2
DISTRICT OF COLUMBIA              (1)                                6
FLORIDA                           Ft. Lauderdale                     4
                                  Jacksonville                       2
                                  Orlando                            3
                                  Pensacola                          1
                                  Tampa                              4
GEORGIA                           Atlanta                            6
ILLINOIS                          Chicago                            3
INDIANA                           Indianapolis                       1
KANSAS                            Kansas City                        1
KENTUCKY                          Louisville                         2
LOUISIANA                         Baton Rouge                        2
                                  New Orleans                        1
MASSACHUSETTS                     Boston                             3
MICHIGAN                          Detroit                            3
MINNESOTA                         Minneapolis                        4
MISSOURI                          St. Louis                          1
NEW MEXICO                        Albuquerque                        1
NEW YORK                          New York                           1
NORTH CAROLINA                    Raleigh                            2
                                  Charlotte                          1
OHIO                              Cincinnati                         2
                                  Columbus                           1
OKLAHOMA                          Oklahoma City                      1
                                  Tulsa                              1
OREGON                            Portland                           1
PENNSYLVANIA                      Philadelphia(2)                    4
TENNESSEE                         Memphis                            1
                                  Nashville                          1
TEXAS                             Austin                             2
                                  Corpus Christi                     1
                                  Dallas                             4
                                  Houston                            4
                                  San Antonio                        3
UTAH                              Salt Lake City                     1
VIRGINIA                          Richmond                           1
                                  Virginia Beach                     2
WASHINGTON                        Seattle                            3
                                                                    ---
   TOTAL                                                            108
-------

(1)    Includes locations in Washington, D.C., Maryland and Virginia.

(2)    Includes locations in Pennsylvania, New Jersey and Delaware.

The Company distributes its furniture using a fleet of approximately 188 leased and 33 company-owned delivery trucks. The trucks are usually rented for a period of five to six years under operating leases and typically display CORT's tradenames.

ITEM 3.  Legal Proceedings

At December 31, 1996, the Company was involved in certain legal proceedings arising in the normal course of its business. The Company believes the outcome of these matters will not have a material adverse effect on the Company. The Company has undergone an examination of its Federal income tax returns and reached a settlement in early 1997. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources and Item 8 - Financial Statements and Supplementary Data.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None

ITEM 4a.  Directors and Executive Officers of the Registrant

The names of the executive officers and directors of CORT and their respective ages and positions with CORT are set forth in the following table. Directors are elected at the annual meeting of stockholders to serve until the next annual meeting and until their successors are elected and qualify.

Name                       Age     Position
----                       ---     --------
Paul N. Arnold(3)          50      President, Chief Executive Officer & Director
Anthony J. Bellerdine      48      Group Vice President
Michael G. Connors         40      Vice President--Real Estate
Charles M. Egan(3)         60      Chairman & Director
Kenneth W. Hemm            42      Group Vice President
Steven D. Jobes            47      Vice President--Marketing, Merchandising,
                                     Sales & National Accounts
Lloyd Lenson               46      Group Vice President
Frank Martini              48      Group Vice President
Victoria L. Stiles         42      Vice President--Human Resources & Corporate
                                     Risk Management
Maureen C. Thune           31      Controller & Assistant Secretary
Frances Ann Ziemniak       46      Vice President--Finance, Chief Financial
                                     Officer & Assistant Secretary
Keith E. Alessi(2)         42      Director
Bruce C. Bruckmann(1)(2)   43      Director
Michael A. Delaney(1)      42      Director
Gregory B. Maffei(2)       36      Director
James A. Urry(1)           43      Director

------------
(1)    Member of Compensation Committee
(2)    Member of Audit Committee
(3)    Member of Directors Stock Option Committee

PAUL N. ARNOLD, President, Chief Executive Officer and Director. Mr. Arnold has been with CORT and Mohasco Corporation, its former parent, for 28 years and has held group management positions within CORT since 1976. He has held his current position since July 1992.

ANTHONY J. BELLERDINE, Group Vice President. Mr. Bellerdine has been with CORT since July 1991. He was appointed to Group Vice President in December 1994, having served as Area Vice President and Senior District

Manager. Prior to joining CORT, Mr. Bellerdine was Senior Vice President of Sales and Marketing of Stern Office Furniture for eight years.

MICHAEL G. CONNORS, Vice President--Real Estate. Mr. Connors joined CORT in February 1986, after nearly eight years in Real Estate and Marketing with Mobil Oil Corporation and has served in his current position since March 1991.

CHARLES M. EGAN, Chairman and Director. Mr. Egan has been with CORT since the acquisition of General Furniture Leasing Company in September 1993. Mr. Egan joined General Furniture Leasing Company in 1989 and became its President and Chief Executive Officer in 1992. From 1985 to 1989, Mr. Egan was Executive Vice President of Mohasco Corporation. Mr. Egan was President of CORT from 1980 to 1985.

KENNETH W. HEMM, Group Vice President. Mr. Hemm has been with CORT for 16 years. He was appointed Group Vice President in June 1992, having served as Group Manager since January 1991.

STEVEN D. JOBES, Vice President--Marketing, Merchandising, Sales and National Accounts. Mr. Jobes has been with CORT for 25 years and served as Group Vice President prior to assuming his current position in May 1993.

LLOYD LENSON, Group Vice President. Mr. Lenson has been with CORT for 18 years serving in his current position since May 1993. He previously served as Group Vice President and as Vice President--Marketing, Sales and Acquisitions.

FRANK MARTINI, Group Vice President. Mr. Martini has been with CORT for 20 years serving in his current position since July 1994. He previously served as Area General Manager and District General Manager.

VICTORIA L. STILES, Vice President--Human Resources and Corporate Risk Management. Ms. Stiles joined CORT in November 1987, after nearly eight years in Personnel for the Hecht Company a division of the May Company. She was appointed to Vice President in July 1996, having served as Director of Human Resources and Regional Manager of Human Resources.

MAUREEN C. THUNE, Controller and Assistant Secretary. Ms. Thune joined CORT in August 1992 after five years with KPMG Peat Marwick LLP, having most recently served as a Manager.

FRANCES ANN ZIEMNIAK, Vice President--Finance & Chief Financial Officer. Ms. Ziemniak joined the Company in March 1995 after three years as an independent consultant focusing on risk-management and retail acquisition analysis. Ms. Ziemniak was previously Vice President, Finance and Chief Financial Officer for Federated Merchandising, a division of Federated Department Stores, Inc. from 1987 to 1992 and Corporate Vice President, Financial Services for The GAP, Inc. from 1982 to 1987. Before Ms. Ziemniak joined The GAP, Inc. in 1979, she was employed by Arthur Young & Company.

KEITH E. ALESSI, Director. Mr. Alessi has been a Director of the Company since October 1993. Mr. Alessi is Chairman, Chief Executive Officer and a Director of Jackson Hewitt Inc. Mr. Alessi was Vice-Chairman and Chief Financial Officer of Farm Fresh, Inc. from June 1994 through June 1996. He had previously served in various executive capacities, including President, with Farm Fresh from 1988 to 1992. Mr. Alessi also is a Director of Farm Fresh, Inc. and Shoppers Food Warehouse, Inc.

BRUCE C. BRUCKMANN, Director. Mr. Bruckmann has been a Director of the Company since March 1993. Mr. Bruckmann is currently Managing Director of Bruckmann, Rosser, Sherrill & Co., Inc. Mr. Bruckmann was a Vice President of Citicorp Venture Capital Ltd., which is an affiliate of the Company, through 1993 and a Managing Director from 1993 through 1994. He is also a Director of Mohawk Industries, Inc., AmeriSource Health Corporation, Chromcraft-Revington, Inc., Jitney-Jungle Stores of America, Inc. and Anvil Knitwear, Inc.

MICHAEL A. DELANEY, Director. Mr. Delaney has been a Director of the Company since May 1995. Mr. Delaney has been a Vice President of Citicorp Venture Capital Ltd., which is an affiliate of the Company, since 1989. From 1986 through 1989 he was Vice President of Citicorp Mergers and Acquisitions. Mr. Delaney is also a Director of Aetna Industries, Inc., AmeriSource Health Corporation, Ballentrae Corporation, CLARK Material Handling Corporation, Delco Remy International, Inc., Enterprise Media Inc., GVC Holdings, JAC Holdings, IKS Corporation, Palomar Technologies, Inc., SC Processing, Inc., MSX International and Triumph Holdings, Inc.

GREGORY B. MAFFEI, Director. Mr. Maffei has been a Director of the Company since November 1995. Mr. Maffei is Vice President, Corporate Development and Treasurer of Microsoft Corporation. He joined Microsoft in April 1993 and has served as Treasurer since 1994. Before joining Microsoft, he was self-employed from September 1992 to March 1993, serving as a consultant for various companies including Microsoft. From January 1991 to August 1992, he served as Executive Vice President and Chief Financial Officer of Pay 'N Pak Stores, Inc. Prior thereto, Mr. Maffei was a Vice President of Citicorp Venture Capital Ltd., which is an affiliate of the Company. Mr. Maffei is also a Director of Mobile Telecommunications Technologies Corporation and Citrix Systems, Inc.

JAMES A. URRY, Director. Mr. Urry has been a Director of the Company since March 1993. Mr. Urry has been with Citibank, N.A. since 1981 serving as a Vice President since 1986. He has been a Vice President of Citicorp Venture Capital Ltd., which is an affiliate of the Company, since 1989. He is also a Director of AmeriSource Health Corporation, CLARK Material Handling Corporation, Hancor Holding Corporation, IKS Corporation, Palomar Products Inc., Recreation Vehicle Product Company and York International Corporation.

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The information required for this item is incorporated by reference to page 28 of the Company's 1996 Annual Report to Stockholders.

ITEM 6.  Selected Financial Data

The information required for this item is incorporated by reference to page 10 of the Company's 1996 Annual Report to Stockholders.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required for this item is incorporated by reference to pages 11 through 14 of the Company's 1996 Annual Report to Stockholders.

ITEM 8.  Financial Statements and Supplementary Data

The consolidated balance sheets of CORT Business Services Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, and the report dated February 14, 1997 of KPMG Peat Marwick LLP, independent public accountants, are incorporated by reference to pages 15 through 27 of the Company's 1996 Annual Report to Stockholders.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

No response to this Item is required.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

The information required by Item 401(b) of Regulation S-K is included in Part I,
Item 4a. Directors and Executive Officers of the Registrant.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

The information required for this part of Item 10 is incorporated by reference to page 22 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 1997.

ITEM 11.  Executive Compensation

The information required for this item is incorporated by reference to pages 18 through 21 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 1997.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

The information required for this item is incorporated by reference to page 14 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 1997.

ITEM 13.  Certain Relationships and Related Transactions

The information required for this item is incorporated by reference to page 22 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 1997.

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) and (d)  Financial Statements and Schedules (see Index on Page F-1)

(b)          Reports on Form 8-K

             No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

(c)          Exhibits (see Index on Page E-1)

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CORT BUSINESS SERVICES CORPORATION



                                         By:  /s/  Frances Ann Ziemniak
                                             -----------------------------------
                                              Frances Ann Ziemniak
                                              Vice President, Finance, Chief
                                              Financial Officer and Assistant
                                              Secretary (Principal financial
                                              and principal accounting officer)

Date:  March 31, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signatures                              Title                                                 Date
----------                              -----                                                 ----
/s/  Paul N. Arnold                     President, Chief Executive Officer (principal         March 31, 1997
--------------------------------        executive officer) and Director
Paul N. Arnold

/s/  Charles M. Egan                    Chairman and Director                                 March 31, 1997
--------------------------------
Charles M. Egan

/s/  Frances Ann Ziemniak               Vice President, Finance, Chief Financial Officer      March 31, 1997
--------------------------------        and Assistant Secretary
Frances Ann Ziemniak

/s/  Keith E. Alessi                    Director                                              March 31, 1997
--------------------------------
Keith E. Alessi

/s/  Bruce C. Bruckmann                 Director                                              March 31, 1997
--------------------------------
Bruce C. Bruckmann


Signatures                              Title                                                 Date
----------                              -----                                                 ----
/s/  Michael A. Delaney                 Director                                              March 31, 1997
--------------------------------
Michael A. Delaney

/s/  Gregory B. Maffei                  Director                                              March 31, 1997
--------------------------------
Gregory B. Maffei

/s/  James A. Urry                      Director                                              March 31, 1997
--------------------------------
James A. Urry

                          INDEX TO FINANCIAL STATEMENTS




                                                                        Page
                                                                        ----

Financial Statements...............................................      13

Financial Statement Schedules:

Schedule I - Condensed Financial Information of Registrant.........     S-1

Schedule II - Valuation and Qualifying Accounts....................     S-3

Exhibit
 Number  Description                                                      Page
 ------  -----------                                                      ----

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

10.1 Credit Agreement dated as of November 21, 1995 by and among CFR, the Company, the lenders identified therein, and NationsBank, N.A., as agent; incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995

10.2 First Amendment to Credit Agreement dated as of May 24, 1996 by and among CFR, the Company, the lenders identified therein, and NationsBank, N.A., as agent, incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996

10.3 Stock Option, Securities Purchase and Stockholders Agreement, dated as of January 18, 1994, by and among the Company, CFR, Citicorp Venture Capital Ltd. and certain investors named therein; incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8, No. 33-72724, filed on December 9, 1993

10.4 Amendment 1 to New Cort Holdings Corporation and Subsidiaries Employee Stock Option and Stock Purchase Plan as adopted by the Board of Directors of the Company on December 21, 1993; incorporated by reference to Exhibit 10.11 to CFR's Annual Report on Form 10-K for the fiscal year ended December 31, 1993

10.5 New Cort Holdings Corporation and Subsidiaries Employee Stock Option and Stock Purchase Plan (1995 Plan Distribution) as adopted by the Board of Directors of the Company on December 16, 1994; incorporated by reference to Exhibit 10.13 to CFR's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995

10.6 Form of First Amendment to Stockholders Agreement, dated as of November 13, 1995, by and among the Company, Citicorp Venture Capital Ltd., and certain investors named therein; incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Company's Registration Statement on Form S-1, No. 33-97568 filed on November 13, 1995

10.7 Registration Rights Agreement for Common Stock, dated as of January 18, 1994, by and among the Company, Citicorp Venture Capital Ltd. and certain investors named therein; incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994

10.8 CFR's Supplemental Executive Retirement Plan, dated October 28, 1992, as revised effective January 1, 1993, restated through the Second Amendment

10.9 Agreement for Irrevocable Trust Under CORT Furniture Rental Supplemental Executive Retirement Plan, dated June 1, 1996, between CFR and Mentor Trust Company

10.10    Letter Agreement,  dated July 24, 1992,  between CFR and Paul
         N. Arnold; incorporated by reference to Exhibit 10.16 to CFR's Registration Statement on Form S-1, No. 33-65094, filed on June 25, 1993

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

13.1 Portions of the Annual Report of the Company for the fiscal year ended December 31, 1996 which are expressly incorporated by reference herein

21.1     List of Subsidiaries

23.1     Consent of KPMG Peat Marwick LLP

27       Financial Data Schedules

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 (in thousands)


Condensed Balance Sheets:

                                                            As of December 31,
                                                         -----------------------
                                                           1995           1996
                                                           ----           ----
Investment in CORT Furniture Rental .............        $75,421        $125,152
Other assets ....................................           --              --
                                                         -------        --------
    Total assets ................................         75,421         125,152
                                                         =======        ========
Accrued expenses ................................           --              --
Long-term debt ..................................           --              --
                                                         -------        --------
    Total liabilities ...........................           --              --
Stockholders' equity ............................         75,421         125,152
                                                         -------        --------
    Total liabilities and equity ................        $75,421        $125,152
                                                         =======        ========

Condensed Statements of Operations:
                                                    Year Ended December 31,
                                                 -------------------------------
                                                  1994        1995        1996
                                                  ----        ----        ----
Equity in earnings of CORT Furniture
   Rental .................................      $5,130      $3,705      $15,936
Interest expense ..........................       2,637       2,716         --
                                                 ------      ------      -------
    Income before income taxes ............       2,493         989       15,936
Income tax benefit ........................       1,053       1,086         --
                                                 ------      ------      -------
    Net income ............................      $3,546      $2,075      $15,936
                                                 ======      ======      =======

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   (CONTINUED)
                                 (in thousands)

Condensed Statements of Cash Flows:


                                                                                       Year Ended December 31,
                                                                                    -----------------------------
                                                                                     1994       1995        1996
                                                                                     ----       ----        ----
Net income .....................................................................   $ 3,546       2,075    $ 15,936
Adjustments to reconcile net income to cash flows from operating activities:
    Equity in earnings of CORT Furniture Rental ................................    (5,130)     (3,705)    (15,936)
    Discount on junior subordinated debentures .................................        68          65        --
    Interest converted to long-term debt .......................................     1,664       2,636        --
    Changes in assets and liabilities, net .....................................      (193)     (1,689)       --
                                                                                   -------    --------    --------
         Cash used in operating activities .....................................       (45)        618        --
                                                                                   -------    --------    --------
Cash flows from investing activities:
    Investment in CORT Furniture Rental ........................................      --       (36,458)    (33,224)
                                                                                   -------    --------    --------
         Cash used in investing activities .....................................      --       (36,458)    (33,224)
                                                                                   -------    --------    --------
Cash flows from financing activities:
    Issuance of common stock ...................................................        76      37,045      33,224
    Net repayments of long-term debt ...........................................       (31)       --          --
    Net proceeds from issuance of long-term debt ...............................      --            31        --
                                                                                   -------    --------    --------
         Cash provided by financing activities .................................        45      37,076      33,224
                                                                                   -------    --------    --------
Net increase in cash and cash equivalents ......................................      --          --          --
Cash and cash equivalents at beginning of period ...............................      --          --          --
                                                                                   -------    --------    --------
Cash and cash equivalents at end of period .....................................   $  --      $   --      $   --
                                                                                   =======    ========    ========
Supplemental disclosures of cash flow information:
Noncash financing activities:
    Tax benefit from exchange of debt for equity ...............................   $  --      $    741    $   --
    Exchange of debt for equity ................................................      --        20,147        --
    Tax benefit from exercise of stock options .................................      --          --           571


Note to Condensed Financial Statements of Registrant:

Basis of Presentation

The accompanying condensed financial statements represent the accounts of CORT Business Services Corporation on a stand-alone basis. Substantially all footnote disclosures are omitted. Reference is made to the audited consolidated financial statements and footnotes of CORT Business Services Corporation and subsidiaries as of December 31, 1996 and 1995, and for each of the years in the three-year period ended December 31, 1996, which appear in the Company's 1996 Annual Report to stockholders.

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)



                                                          Deductions
                                       Additions         ------------
                                 --------------------    Write off of
Allowance for       Beginning    Charged to              Uncollectible   Ending
Doubtful Accounts    Balance      Expense    Other(1)      Accounts      Balance
-----------------    -------     ----------  --------    -------------   -------
December 31, 1994      802           675         --          (560)           917
December 31, 1995      917           582         --          (561)           938
December 31, 1996      938         1,234        334          (600)         1,906

----------
(1) Other additions represent the balance of Evans Rents' allowance for doubtful accounts, which was recorded April 24, 1996 in conjunction with the acquisition.

                                                                    EXHIBIT 11.1


               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES

                    COMPUTATIONS OF EARNINGS PER COMMON SHARE


                                                                                     YEAR ENDED DECEMBER 31,
                                                                        ----------------------------------------------
                                                                           1994              1995               1996
                                                                           ----              ----               ----
Weighted average common shares outstanding:
Average shares outstanding during the period .........................  4,149,105         4,581,003         11,416,193
Unexercised stock options and warrants using
    the treasury stock method, other than cheap stock ................    591,025           869,005          1,031,901
Cheap stock options and issuances(1) .................................    218,434           218,434                 --
Common shares issued in the exchange for common stock(2) .............  2,090,591         2,090,591                 --
                                                                        ---------         ---------         ----------
    Total weighted average common shares .............................  7,049,155         7,759,033         12,448,094
                                                                        =========         =========         ==========

Net income applicable to common shares:
Income before extraordinary loss ..................................... $3,546,000        $6,218,000        $15,936,000
Increase in earnings, net of taxes, resulting from the
    exchange for common stock(2) .....................................  2,149,000         2,200,000                 --
                                                                        ---------         ---------         ----------
Income applicable to common shares before extraordinary loss .........  5,695,000         8,418,000         15,936,000
Extraordinary loss, net of taxes .....................................         --         4,143,000                 --
                                                                        ---------         ---------         ----------
Net income applicable to common shares ............................... $5,695,000        $4,275,000        $15,936,000
                                                                        =========         =========         ==========

Earnings per common share before extraordinary loss .................. $     0.81        $     1.08         $     1.28
Extraordinary loss per common share ..................................         --              0.53                 --
                                                                        ---------         ---------          ---------
Earnings per common share ............................................ $     0.81        $     0.55         $     1.28
                                                                        =========         =========          =========

-------------

(1) Pursuant to Staff Accounting Bulletin Topic 4:D, stock options granted and stock issued within one year of the initial public offering have been included in the calculation of weighted average common shares outstanding using the treasury stock method based on an assumed initial public offering price of $12.00 and have been treated as outstanding for all reported periods.

(2) In connection with the Company's initial public offering of common stock, the Company exchanged CFR'S 14% Senior Subordinated Pay-in-Kind Notes, the Company's 14.5% Subordinated Debentures, the Company's 15% Junior
    Subordinated Debentures, including the unamortized discount, and accrued interest on all such debentures for 2,728,167 shares of common stock. For purposes of the computations of earnings per common share for 1994 and 1995, the Company has assumed that the exchange occurred as of January 1, 1994 for 2,090,591 Shares of common stock.

                                                                    EXHIBIT 21.1



                              LIST OF SUBSIDIARIES



CORT Furniture Rental Corporation
Evans Rents
Evans Convention Services
Evans Relocation Services
Levitt Investment Company
The McGregor Corporation
McGregor Enterprises, Inc.
KLM, L.L.C.

                                                                    EXHIBIT 23.1





                              ACCOUNTANTS' CONSENT


The Board of Directors and Stockholders
CORT Business Services Corporation and Subsidiaries:

The audits referred to in our report dated February 14, 1997 included the related financial statement schedules as of December 31, 1996 and 1995, and for each of the years in the three-year period ended December 31, 1996, included herein. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We consent to incorporation by reference in the registration statements on Form S-3 (No. 33-99008) and on Forms S-8 (Nos. 33-72724, 333-15611, 333-15613) or
CORT Business Services Corporation of our reports dated February 14, 1997, relating to the consolidated balance sheets of CORT Business Services Corporation and subsidiaries as of December 31, 1996 and 1995, and related consolidated statements of operations stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, and all related schedules, which reports appear, or are incorporated by reference, in the December 31, 1996 annual report on form 10-K of CORT Business Services Corporation.




                                            KPMG PEAT MARWICK LLP

WASHINGTON, DC
MARCH 28, 1997