Form 10-Q
period 1997-03-31
CORT BUSINESS SERVICES CORP
filed 1997-05-14
CIK 905401

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 1997

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

                                 (703) 968-8500
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                               Outstanding as of
               Class                                             April 30, 1997
               -----                                             --------------
    Common Stock, $.01 par value                                   12,787,870
Class B Common Stock, $.01 par value                                  -0-

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       CORT BUSINESS SERVICES CORPORATION

                               INDEX TO FORM 10-Q

                                                                        Page No.
                                                                        --------
Part I.  FINANCIAL INFORMATION

         Item 1. FINANCIAL STATEMENTS

                 Condensed Consolidated Balance Sheets..................    1

                 Condensed Consolidated Statements of Operations........    2

                 Condensed Consolidated Statements of Cash Flows........    3

                 Notes to Condensed Consolidated Financial Statements...    4

         Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS...................    5

Part II. OTHER INFORMATION

         Item 6. EXHIBITS AND REPORTS ON FORM 8-K ......................    8

SIGNATURE...............................................................    9

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                   December 31,       March 31,
                                                       1996             1997
                                                   ------------      -----------
                                                                     (unaudited)
                    ASSETS

Cash and cash equivalents.....................       $    123         $     --
Accounts receivable, net......................         11,011           14,052
Prepaid expenses..............................          4,224            4,768
Rental furniture, net.........................        147,161          157,006
Property, plant and equipment, net............         35,667           36,248
Other receivables and assets, net.............          3,815            3,875
Goodwill, net.................................         45,198           52,931
                                                     --------         --------
                                                     $247,199         $268,880
                                                     --------         --------


     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

Accounts payable..............................       $  4,157         $  6,478
Accrued expenses..............................         27,491           26,982
Deferred revenue and security deposits........         14,358           16,360
Revolving credit facility, secured ...........         15,600           28,355
Senior notes, 12%.............................         50,000           50,000
Deferred income taxes.........................         10,441           10,441
                                                     --------         --------
                                                      122,047          138,616

Stockholders' equity..........................        125,152          130,264
                                                     --------         --------
                                                     $247,199         $268,880
                                                     --------         --------


See accompanying notes to condensed consolidated financial statements.

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                             Three Months Ended
                                                                 March 31,
                                                             ------------------
                                                             1996          1997
                                                             ----          ----
Revenue:
   Furniture rental.................................        $38,555      $55,553
   Furniture sales..................................         10,214       11,748
                                                            -------      -------

     Total revenue..................................         48,769       67,301
                                                            -------      -------

Operating costs and expenses:
   Cost of furniture rental.........................          7,438       10,632
   Cost of furniture sales..........................          5,938        6,908
   Selling, general and administrative expenses.....         28,221       39,350
                                                            -------      -------

     Total costs and expenses.......................         41,597       56,890
                                                            -------      -------

     Operating earnings.............................          7,172       10,411

Interest expense....................................          1,781        1,985
                                                            -------      -------

     Income before tax..............................          5,391        8,426

Income taxes........................................          2,231        3,496
                                                            -------      -------

     Net income.....................................        $ 3,160      $ 4,930
                                                            =======      =======

Earnings per common share...........................        $   .27      $   .36
Weighted average number of common
      shares used in computation....................         11,631       13,602


See accompanying notes to condensed consolidated financial statements.

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                            Three Months Ended
                                                                March 31,
                                                            ------------------
                                                            1996          1997
                                                            ----          ----
Cash flows from operating activities:
   Net income.........................................     $ 3,160      $ 4,930
     Proceeds of disposals of rental furniture in
     excess of gross profit...........................       5,767        6,594
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Depreciation and amortization:
     Rental furniture depreciation ...................       5,351        7,868
     Other depreciation and amortization..............         721        1,169
     Goodwill amortization............................         165          317
     Amortization of debt issuance costs..............         165          180
      Rental furniture inventory shrinkage............         338          709
      Changes in operating accounts, net..............        (293)         890
                                                           -------      -------
     Net cash provided by operating activities........      15,374       22,657
                                                           -------      -------
Cash flows from investing activities:
   Purchases of rental furniture......................     (18,430)     (20,985)
   Purchase of portfolio acquisitions.................        (217)     (13,024)
   Purchases of property, plant and equipment.........      (1,982)      (1,728)
   Sales of property, plant and equipment.............          23           20
                                                           -------      -------
     Net cash used by investing activities............     (20,606)     (35,717)
                                                           -------      -------
Cash flows from financing activities:
   Repayments on the revolving credit facility........      (4,200)     (18,957)
   Borrowings on the revolving credit facility........       9,053       31,712
   Issuance of common stock...........................          --          182
                                                           -------      -------
     Net cash provided by financing activities........       4,853       12,937
                                                           -------      -------
     Net decrease in cash and cash equivalents........        (379)        (123)
Cash and cash equivalents at beginning of period......         379          123
                                                           -------      -------
Cash and cash equivalents at end of period............     $    --      $    --
                                                           =======      =======
Supplemental disclosure of cash flow information:
   Interest paid......................................     $ 3,072      $ 3,196
   Income taxes paid..................................         997          821


See accompanying notes to condensed consolidated financial statements.

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


(1)  Basis of Presentation
     ---------------------

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position of CORT Business Services Corporation ("CORT" or the "Company") and Subsidiaries as of March 31, 1997, and the results of their operations and cash flows for the three months ended March 31, 1997 and 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements are unaudited, and do not include all related footnote disclosures.

     The interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 1996 Annual Report on Form 10-K.

(2)  Acquisitions
     ------------

     On March 6, 1997, the Company acquired the stock of each of Levitt Investment Company and McGregor Enterprises, Inc. and certain assets of Alco Trade Show Services, Inc. These companies provide rental specialty furniture for short term use at conventions and trade shows. In addition, McGregor Enterprises, Inc. provides rental furniture in the "rent-to-rent" segment of the furniture industry in Orlando, Florida. The cost of the acquisitions was approximately $12.7 million, subject to certain adjustments, including expenses in transactions accounted for as purchase business combinations. The preliminary allocation of the purchase price over the net assets acquired resulted in goodwill of approximately $7.6 million.

(3)  Income Taxes
     ------------

     The Internal Revenue Service ("IRS") has proposed the disallowance of certain deductions taken by Fairwood Corporation for a consolidated tax group of which CORT Furniture Rental Corporation ("CFR") was previously a member (the "Former Group") through the year ended December 31, 1988 and subsequent years. The IRS challenge includes the assertion that certain interest deductions taken by the Former Group should be recharacterized as non-deductible dividend distributions and that deductions for certain expenses related to the acquisition of Mohasco Corporation (now Consolidated Furniture Corporation ("Consolidated")), CFR's former shareholder, be disallowed. Under IRS regulations, the Company and each other member of the Former Group is severally liable for the full amount of any Federal income tax liability of the Former Group while CFR was a member of the Former Group, which could be as much as approximately $31 million for such periods (including interest through December 31, 1996). Under the agreement of sale for CFR, Consolidated agreed to indemnify the Company in full for any consolidated tax liability of the Former Group for the years during which CFR was a member of the Former Group. In addition, the Company may have rights of contribution against other members of the Former Group if the Company were required to pay more than its equitable share of any consolidated tax liability. Fairwood Corporation has indicated to the Company that it has tentatively reached an agreement in principle with the IRS Appeals Officer handling the case regarding a settlement of the principal issues in the case. A final settlement on that basis would be substantially less than the liability that would result from the proposed adjustments. The terms of such a tentative settlement are subject to further review by the IRS and by the Joint Committee on Taxation, and no assurance can be given that any settlement will be reached with the IRS. The Company is not in a position to determine the probable outcome and its impact on the Company's consolidated financial statements, if any.

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (dollar figures in thousands)


Results of Operations
---------------------

Three  months  ended March 31, 1997 as compared to three  months ended March 31,
1996

Revenue

Total revenue increased 38.0% to $67,301 for the three months ended March 31, 1997 from $48,769 for the three months ended March 31, 1996. Furniture rental revenue for the three months ended March 31, 1997 was $55,553, a 44.1% increase from $38,555 in 1996. Rental revenue growth before the impact of acquisitions, estimated by excluding the Company's California, New York City, Salt Lake City and trade show services operations, was approximately 15% which reflects growth in the number of leases as well as revenue per lease. Furniture sales increased 15.0% to $11,748 for the three months ended March 31, 1997, reflecting in part, the expansion of retail operations in California to accommodate the combined CORT and Evans Rents operations.

Operating Costs and Expenses

Cost of furniture rental has decreased from 19.3% of furniture rental revenue in 1996 to 19.1% of furniture rental revenue in 1997. Cost of furniture sales increased slightly from 58.1% of furniture sales revenue in 1996 to 58.8% in 1997.

Selling, general and administrative expenses totaled $39,350 or 58.5% of total revenue for the quarter ended March 31, 1997 as compared to $28,221 or 57.9% of total revenue in 1996. This increase is a result of investments the Company has made in personnel and facilities to support the expanding businesses.

Operating Earnings

As a result of the changes in revenue, operating costs and expenses discussed above, operating earnings were $10,411 or 15.5% of total revenue in the first quarter of 1997 compared to $7,172 or 14.7% of total revenue in the first quarter of 1996.

Furniture Purchases

Furniture purchases totaled $20,985 in the three months ended March 31, 1997, an increase of 13.9% from the $18,430 purchased in the three months ended March 31, 1996. The increase supports the growth in furniture rental revenue and replenishes furniture which has been sold or disposed of.

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                          (dollar figures in thousands)


Liquidity and Capital Resources
-------------------------------

The Company is a holding company with no independent operations, no material obligations and no material assets other than its ownership of CFR. The Company is dependent on the receipt of dividends or distributions from CFR to fund any obligations. The Revolving Credit Facility (as defined below) and the indenture governing the Senior Notes restrict the ability of CFR to make advances and pay dividends to the Company.

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

The Company's other capital requirements consist primarily of purchases of property, plant and equipment, including warehouse and showroom improvements, warehouse and office equipment, and computer hardware. Net purchases of property, plant and equipment were $1,959 and $1,708 in the three months ended March 31, 1996 and 1997, respectively.

During the three months ended March 31, 1996 and 1997 net cash provided by operations was $15,374 and $22,657, respectively. During the three months ended March 31, 1996 and 1997 net cash used by investing activities was $20,606 and $35,717, respectively, consisting primarily of purchases of rental furniture and in 1997 the acquisition of the trade show services businesses. During the three months ended March 31, 1996 and 1997 net cash provided by financing activities was $4,853 and $12,937, respectively.

The Company is required to make semi-annual interest payments, in arrears on March 1 and September 1, of $3,000 ($6,000 annually) on the Senior Notes. The Company will not be required to make principal repayments on the Senior Notes until maturity.

CFR has available a revolving line of credit of $70,000, subject to certain borrowing base restrictions, to meet acquisition and expansion needs as well as seasonal working capital and general corporate requirements (the "Revolving Credit Facility"). CFR had borrowings of $28,355 under the line of credit at March 31, 1997.

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                          (dollar figures in thousands)


The IRS has proposed the disallowance of certain deductions taken by Fairwood Corporation for a consolidated tax group of which CFR was previously a member (the "Former Group") through the year ended December 31, 1988 and subsequent years. The IRS challenge includes the assertion that certain interest deductions taken by the Former Group should be recharacterized as non-deductible dividend distributions and that deductions for certain expenses related to the acquisition of Consolidated, CFR's former shareholder, be disallowed. Under IRS regulations, the Company and each other member of the Former Group is severally liable for the full amount of any Federal income tax liability of the Former Group while CFR was a member of the Former Group, which could be as much as approximately $31 million for such periods (including interest through December 31, 1996). Under the agreement of sale for CFR, Consolidated agreed to indemnify the Company in full for any consolidated tax liability of the Former Group for the years during which CFR was a member of the Former Group. In addition, the Company may have rights of contribution against other members of the Former Group if the Company were required to pay more than its equitable share of any consolidated tax liability. Fairwood Corporation has indicated to the Company that it has tentatively reached an agreement in principle with the IRS Appeals Officer handling the case regarding a settlement of the principal issues in the case. A final settlement on that basis would be substantially less than the liability that would result from the proposed adjustments. The terms of such a tentative settlement are subject to further review by the IRS and by the Joint Committee on Taxation, and no assurance can be given that any settlement will be reached with the IRS. The Company is not in a position to determine the probable outcome and its impact on the Company's consolidated financial statements, if any.

New Accounting Pronouncement
----------------------------

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("Statement 128"), Statement 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share" ("APB 15") and its related interpretations, and promulgates new accounting standards for the computation and manner of presentation of the Company's earnings per share. The Company is required to adopt the provisions of Statement 128 for the year ending December 31, 1997. Earlier application is not permitted; however, upon adoption the Company will be required to restate previously reported annual and interim earnings per share in accordance with the provisions of Statement 128. The Company does not believe that the adoption of Statement 128 will have a material impact on the computation or manner of presentation of its earnings per share as currently or previously presented under APB 15.

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits (see Index on page E-1)

          (b)  Reports on Form 8-K:

               None.

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      CORT BUSINESS SERVICES CORPORATION
                      (Registrant)



Date: May 14, 1997    By: /s/ Frances Ann Ziemniak
      ------------        ------------------------------------------------------
                          Frances Ann Ziemniak
                          Vice President, Finance, CFO and Assistant Secretary
                          (Principal financial and principal accounting officer)

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX

Exhibit
Number     Description                                                      Page
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

  4.1 Form of Indenture between CFR and United States Trust Company of New York, as Trustee, with respect to CFR's 12% Senior Notes due 2000; incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1, No. 33-65094, filed on August 20, 1993

  4.2 First Supplemental Indenture between CFR and United States Trust Company of New York, as Trustee, dated August 25, 1995; incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, No. 33-97568 filed on September 29, 1995

  4.3 Second Supplemental Indenture between CFR and United States Trust Company of New York, as Trustee, dated September 29, 1995; incorporated by reference to Exhibit 4.9 to Amendment No. 1 to the Company's Registration Statement on Form S-1, No. 33-97568 filed on October 23, 1995

  4.4 Warrant Agreement, dated September 1, 1993, between the Company and United States Trust Company of New York, as Warrant Agent; incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-1, No. 33- 97568 filed on September 29, 1995

  4.5 Amendment No. 1 to Warrant Agreement, dated February 1, 1994, between the Company and United States Trust Company of New York, as Warrant Agent; incorporated by reference to Exhibit
           4.8 to the Company's Registration Statement on Form S-1, No. 33-97568 filed on September 29, 1995

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

 10.3 Stock Option, Securities Purchase and Stockholders Agreement, dated as of January 18, 1994, by and among the Company, CFR, Citicorp Venture Capital Ltd. and certain investors named therein; incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8, No. 33-72724, filed on December 9, 1993

 10.4 Amendment 1 to New Cort Holdings Corporation and Subsidiaries Employee Stock Option and Stock Purchase Plan as adopted by the Board of Directors of the Company on December 21, 1993; incorporated by reference to Exhibit 10.11 to CFR's Annual Report on Form 10-K for the fiscal year ended December 31, 1993

 10.5 New Cort Holdings Corporation and Subsidiaries Employee Stock Option and Stock Purchase Plan (1995 Plan Distribution) as adopted by the Board of Directors of the Company on December 16, 1994; incorporated by reference to Exhibit 10.13 to CFR's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995

 10.6 Form of First Amendment to Stockholders Agreement, dated as of November 13, 1995, by and among the Company, Citicorp Venture Capital Ltd., and certain investors named therein; incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Company's Registration Statement on Form S-1, No. 33-97568 filed on November 13, 1995

 10.7 Registration Rights Agreement for Common Stock, dated as of January 18, 1994, by and among the Company, Citicorp Venture Capital Ltd. and certain investors named therein; incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994

 10.8 CFR's Supplemental Executive Retirement Plan, dated October 28, 1992, as revised effective January 1, 1993, restated through the Second Amendment; incorporated by reference to
           Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996

 10.9 Agreement for Irrevocable Trust Under CORT Furniture Rental Supplemental Executive Retirement Plan, dated June 1, 1996, between CFR and Mentor Trust Company; incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996

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

 27        Financial Data Schedules