Form 10-Q
period 1997-06-30
CORT BUSINESS SERVICES CORP
filed 1997-08-12
CIK 905401

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.


                  For the quarterly period ended June 30, 1997


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Outstanding as of
                          Class                             August 7, 1997
                          -----                             --------------

                 Class A, $.01 par value                      12,833,097
                 Class B, $.01 par value                         - 0 -

================================================================================


                               Page __ of __ Pages
                            Exhibit Index on Page __

                       CORT BUSINESS SERVICES CORPORATION

                               INDEX TO FORM 10-Q


                                                                        Page No.

Part I. FINANCIAL INFORMATION

       Item 1. FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets ...............................1

          Unaudited Condensed Consolidated Statements of Operations ...........2

          Unaudited Condensed Consolidated Statements of Cash Flows ...........3

          Notes to Unaudited Condensed Consolidated Financial Statements ......4

       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS.........................5

Part II.          OTHER INFORMATION

       Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS ............8

       Item 6. EXHIBITS AND REPORTS ON FORM 8-K ..............................10

SIGNATURE.....................................................................11

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)





                                                       December 31,   June 30,
                                                          1996          1997
                                                          ----          ----
                                                                    (unaudited)
                                     ASSETS

Cash and cash equivalents..........................   $    123      $    217
Accounts receivable, net...........................     11,011        15,550
Prepaid expenses...................................      4,224         4,273
Rental furniture, net..............................    147,161       164,395
Property, plant and equipment, net.................     35,667        37,333
Other receivables and assets, net..................      3,815         3,738
Goodwill, net......................................     45,198        52,635
                                                        ------        ------

   Total assets....................................   $247,199      $278,141
                                                       =======       =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

Accounts payable...................................   $  4,157      $  6,797
Accrued expenses...................................     27,491        30,026
Deferred revenue and security deposits.............     14,358        16,911
Revolving credit facility, secured and other.......     15,600        27,500
Senior notes, 12%..................................     50,000        49,932
Deferred income taxes..............................     10,441        10,441
                                                        ------        ------

                                                       122,047       141,607

Stockholders' equity...............................    125,152       136,534
                                                       -------       -------

   Total liabilities and stockholders' equity......   $247,199      $278,141
                                                       =======       =======







See accompanying notes to unaudited condensed consolidated financial statements.

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                     Three Months Ended      Six Months Ended
                                          June 30,               June 30,
                                     ------------------   ---------------------
                                       1996       1997       1996        1997
                                       ----       ----       ----        ----
Revenue:
  Furniture rental................   $46,882    $59,679    $ 85,437    $115,232
  Furniture sales.................    11,226     14,802      21,440      26,550
                                     -------    -------    --------    --------
    Total revenue.................    58,108     74,481     106,877     141,782

Operating costs and expenses:
  Cost of furniture rental........     9,190     11,383      16,628      22,015
  Cost of furniture sales.........     6,640      9,189      12,578      16,097
    Selling, general and
      administrative expenses.....    34,073     42,166      62,294      81,516
                                     -------    -------    --------    --------
    Total costs and expenses......    49,903     62,738      91,500     119,628
                                     -------    -------    --------    --------
    Operating earnings............     8,205     11,743      15,377      22,154

Interest expense..................     2,264      2,253       4,045       4,238
                                     -------    -------    --------    --------
  Income before income taxes......     5,941      9,490      11,332      17,916

Income taxes......................     2,458      3,883       4,689       7,379
                                     -------    -------    --------    --------
  Net income......................   $ 3,483    $ 5,607    $  6,643    $ 10,537
                                     =======    =======    ========    ========

Earnings per share................     $0.30      $0.41       $0.57       $0.77

Weighted average number of
  shares used in computation......    11,623     13,644      11,619      13,625


See accompanying notes to unaudited condensed consolidated financial statements.

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                           Six Months Ended
                                                               June 30,
                                                         ---------------------
                                                           1996         1997
                                                           ----         ----
Cash flows from operating activities:
  Net income.........................................    $  6,643     $ 10,537
  Proceeds of disposals of rental furniture in
    excess of gross profit...........................      12,090       14,341
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization:
        Rental furniture depreciation ...............      11,934       16,309
        Other depreciation and amortization..........       1,629        2,342
        Goodwill amortization........................         390          735
        Amortization of debt issuance costs..........         337          360
      Rental furniture inventory shrinkage...........         712        1,520
      Changes in operating accounts, net.............       3,805        4,240
                                                         --------     --------
        Net cash provided by operating activities....      37,540       50,384
                                                         --------     --------
Cash flows from investing activities:
  Purchases of rental furniture......................     (43,035)     (45,373)
  Purchases of portfolio acquisitions................        (217)     (13,147)
  Purchases of property, plant and equipment.........      (3,479)      (3,983)
  Sales of property, plant and equipment.............          36           65
  Purchase of Evans Rents............................     (27,725)          --
                                                         --------     --------
        Net cash used by investing activities........     (74,420)     (62,438)
                                                         --------     --------
Cash flows from financing activities:
  Issuance of common stock...........................          56          316
  Borrowings on the line of credit...................      52,753       46,112
  Repayments on the line of credit...................     (15,153)     (34,212)
  Repayments of long term debt.......................        (557)         (68)
                                                         --------     --------
        Net cash provided by financing activities....      37,099       12,148
                                                         --------     --------

        Net increase in cash and cash equivalents....         219           94
Cash and cash equivalents at beginning of period.....         379          123
                                                         --------     --------
Cash and cash equivalents at end of period...........    $    598     $    217
                                                         ========     ========

Supplemental disclosures of cash flow information:
  Tax benefit from exercise of stock options.........    $     --     $    529
  Interest paid......................................       3,579        3,743
  Income taxes paid..................................       4,117        5,332



See accompanying notes to unaudited condensed consolidated financial statements.

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997


(1)  Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position of CORT Business Services Corporation ("CORT" or the "Company") and Subsidiaries as of June 30, 1997, and the results of their operations for the three months ended June 30, 1997 and 1996 and six months ended June 30, 1997 and 1996, and for cash flows for the six months ended June 30, 1997 and 1996. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements are unaudited, and do not include all related footnote disclosures.

     The interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 1996 Annual Report on Form 10-K.

(2)  Acquisitions

     On March 6, 1997, the Company acquired the stock of each of Levitt Investment Company and McGregor Enterprises, Inc. and certain assets of Alco Trade Show Services, Inc. These companies provide rental specialty furniture for short term use at conventions and trade shows. In addition, McGregor Enterprises, Inc. provides rental furniture in the "rent-to-rent" segment of the furniture industry in Orlando, Florida. The cost of the acquisitions, including expenses, was approximately $12.7 million, subject to certain adjustments, in transactions accounted for as purchase business combinations. The preliminary allocation of the purchase price over the net assets acquired resulted in goodwill of approximately $7.6 million.

(3)  Income Taxes

     The Internal Revenue Service ("IRS") has proposed the disallowance of certain deductions taken by Fairwood Corporation for a consolidated tax group of which CORT Furniture Rental Corporation ("CFR") was previously a member (the "Former Group") through the year ended December 31, 1988. The IRS challenge includes the assertion that certain interest deductions taken by the Former Group should be recharacterized as non-deductible dividend distributions and that deductions for certain expenses related to the acquisition of Mohasco Corporation (now Consolidated Furniture Corporation ("Consolidated")), CFR's former shareholder, be disallowed. Under IRS regulations, the Company and each other member of the Former Group is severally liable for the full amount of any Federal income tax liability of the Former Group while CFR was a member of the Former Group, which could be as much as approximately $31 million for such periods (including interest through December 31, 1996). Under the agreement of sale for CFR, Consolidated agreed to indemnify the Company in full for any consolidated tax liability of the Former Group for the years during which CFR was a member of the Former Group. In addition, the Company may have rights of contribution against other members of the Former Group if the Company were required to pay more than its equitable share of any consolidated tax liability. Fairwood Corporation has indicated to the Company that it has tentatively reached an agreement in principle with the IRS Appeals Officer handling the case regarding a settlement of the principal issues in the case. A final settlement on that basis would be substantially less than the liability that would result from the proposed adjustments. The terms of such a tentative settlement are subject to further review by the IRS and by the Joint Committee on Taxation, and no assurance can be given that any settlement will be reached with the IRS. The Company is not in a position to determine the probable outcome and its impact on the Company's consolidated financial statements, if any.

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (dollar figures in thousands)


Results of Operations

Three months ended June 30, 1997 as compared to three months ended June 30, 1996

Revenue

Total revenue increased 28.2% to $74,481 for the three months ended June 30, 1997 from $58,108 for the three months ended June 30, 1996. Furniture rental revenue for the three months ended June 30, 1997 was $59,679, a 27.3% increase from $46,882 for the corresponding period in 1996. Rental revenue growth before the impact of acquisitions, estimated by excluding the Company's California, New York City, Salt Lake City and trade show operations was approximately 14% which reflects growth in the number of leases as well as revenue per lease. Furniture sales increased 31.9% to $14,802. Approximately 16% of this increase is due to an unusually large corporate sale.

Operating Costs and Expenses

Cost of furniture rental has decreased from 19.6% of furniture rental revenue in 1996 to 19.1% of furniture rental revenue in 1997. Cost of furniture sales increased from 59.1% of furniture sales revenue in 1996 to 62.1% of furniture sales revenue in 1997. Without the unusually large corporate sale, cost of furniture sales for 1997 would be 60.0%.

Selling, general and administrative expenses totaled $42,166 or 56.6% of total revenue for the quarter ended June 30, 1997 as compared to $34,073 or 58.6% of total revenue for the quarter ended June 30, 1996. Excluding $425 of certain charges associated with duplicate showrooms related to the Evans Rents acquisition, selling, general and administrative expenses for 1996 would have been 57.9%. Selling, general and administrative expenses as a percentage of total revenue were favorably impacted in 1997 by the unusually large corporate sale which had lower operating costs.

Operating Earnings

As a result of the changes in revenue, operating costs and expenses discussed above, operating earnings were $11,743 or 15.8% of total revenue in the second quarter of 1997 compared to $8,205 or 14.1% of total revenue in the second quarter of 1996. Excluding the charges related to the Evans Rents acquisition, operating earnings would have been 14.9% of total revenue for the quarter ended June 30, 1996.

Six months ended June 30, 1997 as compared to six months ended June 30, 1996

Revenue

Total revenue increased 32.7% to $141,782 for the six months ended June 30, 1997 from $106,877 for the six months ended June 30, 1996. Furniture rental revenue for the six months ended June 30, 1997 was $115,232, a 34.9% increase from $85,437 for the six months ended June 30, 1996. Rental revenue growth before the impact of acquisitions was approximately 14% which reflects growth in the number of leases as well as revenue per lease. Furniture sales increased 23.8% to $26,550 in the six months ended June 30, 1997 from $21,440 in the six months ended June 30, 1996. Approximately 8% of this increase is due to the unusually large corporate sale.

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                          (dollar figures in thousands)




Operating Costs and Expenses

Cost of furniture rental has decreased from 19.5% of furniture rental revenue in 1996 to 19.1% of furniture rental revenue in 1997. Cost of furniture sales increased from 58.7% of furniture sales revenue in 1996 to 60.6% of furniture sales revenue in 1997. Without the unusually large corporate sale, cost of furniture sales for 1997 would be 59.4%.

Selling, general and administrative expenses totaled $81,516 or 57.5% of total revenue for the six months ended June 30, 1997 as compared to $62,294 or 58.3% of total revenue for the six months ended June 30, 1996. Excluding $425 of certain charges associated with duplicate showrooms related to the Evans Rents acquisition, selling, general and administrative expenses for 1996 would have been 57.9%.

Operating Earnings

As a result of the changes in revenue, operating costs and expenses discussed above, operating earnings were $22,154 or 15.6% of total revenue for the six months ended June 30, 1997 compared to $15,377 or 14.4% of total revenue for the six months ended June 30, 1996. Excluding the charges related to the Evans Rents acquisition, operating earnings would have been 14.8% of total revenue for the six months ended June 30, 1996.

Furniture Purchases

Furniture purchases totaled $45,373 in the six months ended June 30, 1997, an increase of 5.4% from the $43,035 purchased in the six months ended June 30, 1996.

Liquidity and Capital Resources

The Company is a holding company with no independent operations, no material obligations and no material assets other than its ownership of CFR. The Company is dependent on the receipt of dividends or distributions from CFR to fund any obligations. The Revolving Credit Facility (as defined below) and indenture governing the Senior Notes restrict the ability of CFR to make advances and pay dividends to the Company.

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

The Company's other capital requirements consist primarily of purchases of property, plant and equipment, including warehouse and showroom improvements, warehouse and office equipment, and computer hardware. Net purchases of property, plant and equipment were $3,443 and $3,918 for the six months ended June 30, 1996 and 1997, respectively.

During the six months ended June 30, 1996 and 1997 net cash provided by operations was $37,540 and $50,384, respectively. During the six months ended June 30, 1996 and 1997 net cash used in investing activities was $74,420 and $62,438, respectively. In 1996, approximately $27,725 was used for the acquisition of Evans Rents and in 1997, approximately $13,147 was used for portfolio acquisitions. The remaining cash used in investing activities consists primarily of purchases of rental furniture. During the six months ended June 30, 1996 and 1997 net cash provided in financing activities was $37,099 and $12,148, respectively. In 1996, approximately $27,725 was borrowed to acquire Evans Rents.

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                          (dollar figures in thousands)


The Company is required to make semi-annual interest payments, in arrears on March 1 and September 1, of approximately $3,000 ($6,000 annually) on the Senior Notes. The Company will not be required to make principal repayments on the Senior Notes until maturity.

CFR has available a revolving line of credit of $70,000, subject to certain borrowing base restrictions, to meet acquisition and expansion needs as well as seasonal working capital and general corporate requirements (the "Revolving Credit Facility"). CFR had borrowings of $27,500 under the Credit Facility at June 30, 1997.

The IRS has proposed the disallowance of certain deductions taken by Fairwood Corporation for a consolidated tax group of which CFR was previously a member (the "Former Group") through the year ended December 31, 1988. The IRS challenge includes the assertion that certain interest deductions taken by the Former Group should be recharacterized as non-deductible dividend distributions and that deductions for certain expenses related to the acquisition of Consolidated, CFR's former shareholder, be disallowed. Under IRS regulations, the Company and each other member of the Former Group is severally liable for the full amount of any Federal income tax liability of the Former Group while CFR was a member of the Former Group, which could be as much as approximately $31 million for such periods (including interest through December 31, 1996). Under the agreement of sale for CFR, Consolidated agreed to indemnify the Company in full for any consolidated tax liability of the Former Group for the years during which CFR was a member of the Former Group. In addition, the Company may have rights of contribution against other members of the Former Group if the Company were required to pay more than its equitable share of any consolidated tax liability. Fairwood Corporation has indicated to the Company that it has tentatively reached an agreement in principle with the IRS Appeals Officer handling the case regarding a settlement of the principal issues in the case. A final settlement on that basis would be substantially less than the liability that would result from the proposed adjustments. The terms of such a tentative settlement are subject to further review by the IRS and by the Joint Committee on Taxation, and no assurance can be given that any settlement will be reached with the IRS. The Company is not in a position to determine the probable outcome and its impact on the Company's consolidated financial statements, if any.

New Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("Statement 128"). Statement 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share" ("APB 15") and its related interpretations, and promulgates new accounting standards for the computation and manner of presentation of the Company's earnings per share. The Company is required to adopt the provisions of Statement 128 for the year ending December 31, 1997. Earlier application is not permitted; however, upon adoption the Company will be required to restate previously reported annual and interim earnings per share in accordance with the provisions of Statement 128. The Company does not believe that the adoption of Statement 128 will have a material impact on the computation or manner of presentation of its earnings per share as currently or previously presented under APB 15.

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company is required to adopt the provisions of Statement 130 for the year ending December 31, 1998. Earlier application is permitted; however, upon adoption of Statement 130, CORT will be required to reclassify previously reported annual and interim financial statements. CORT believes that the disclosure of comprehensive income in accordance with the provisions of Statement 130 will impact the manner of presentation of its financial statements as currently and previously reported.

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     The Annual Meeting of Stockholders of the Company was held on May 14, 1997. Set forth below is a description of the matters voted upon and the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as applicable to each such matter.

     1. The following seven directors were elected to the Board of Directors of the Company. There were no other nominees for director.

              A.  Keith E. Alessi
                  Shares voted for:  11,446,340
                  Shares withheld:  38,146
                  Abstentions:  N/A
                  Broker nonvotes:  N/A

              B.  Paul N. Arnold
                  Shares voted for:  11,446,240
                  Shares withheld:  38,246
                  Abstentions:  N/A
                  Broker nonvotes:  N/A

              C.  Bruce C. Bruckmann
                  Shares voted for:  11,446,340
                  Shares withheld:  38,146
                  Abstentions:  N/A
                  Broker nonvotes:  N/A

              D.  Michael A. Delaney
                  Shares voted for:  11,446,260
                  Shares withheld:  38,226
                  Abstentions:  N/A
                  Broker nonvotes:  N/A

              E.  Charles M. Egan
                  Shares voted for:  11,446,340
                  Shares withheld:  38,146
                  Abstentions:  N/A
                  Broker nonvotes:  N/A

              F.  Gregory B. Maffei
                  Shares voted for:  11,446,260
                  Shares withheld:  38,226
                  Abstentions:  N/A
                  Broker nonvotes:  N/A

              G.  James A. Urry
                  Shares voted for:  11,446,260
                  Shares withheld:  38,226
                  Abstentions:  N/A
                  Broker nonvotes:  N/A


     2. The accounting firm of KPMG Peat Marwick LLP was elected independent accountants for the year ending December 31, 1997.

                           Shares voted for:  11,482,446
                           Shares withheld:  200
                           Abstentions:  1,840
                           Broker nonvotes:  N/A

     3. An amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of each class of the Company's common stock was approved.

                           Shares voted for:  11,401,332
                           Shares withheld:  64,704
                           Abstentions:  18,450
                           Broker nonvotes:  N/A

     4.   The  Company's   Amended  and  Restated  1995  Stock-Based   Incentive
          Compensation Plan was adopted.

                           Shares voted for:  8,792,429
                           Shares withheld:  2,146,969
                           Abstentions:  21,250
                           Broker nonvotes:  523,838

     5.   The Company's 1997 Directors Stock Option Plan was adopted.

                           Shares voted for:  10,336,577
                           Shares withheld:  590,482
                           Abstentions:  21,850
                           Broker nonvotes:  535,577

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES

                     PART II. OTHER INFORMATION (CONTINUED)


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


                                   CORT BUSINESS SERVICES CORPORATION
                                   (Registrant)




Date:  August 12, 1997             By:  /s/ Frances Ann Ziemniak
       ---------------                  ------------------------

                                        Frances Ann Ziemniak
                                        Vice President, Finance, CFO & Secretary
                                        (Principal financial and principal
                                         accounting officer)


Exhibit
Number                            Description                                     Page

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

3.2 Amendment to Restated Certificate of Incorporation; incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on
         Schedule 14A, filed as of March 31, 1997

3.3 By-laws of the Company; incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1,
         No. 33-97568 filed on November 13, 1995

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

10.13 Amended and Restated CORT Business Services Corporation 1995 Directors Stock Option Plan adopted by the Board of Directors October 18, 1995 and amended and restated on May 14, 1997

10.14 Equity Share Agreement, between CFR and Lloyd and Eileen S. Lenson, dated April 20, 1994; incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1, No. 33-97568 filed on September 29, 1995

10.15 Form of Senior Notes Purchase Agreement between CFR and certain holders of CFR's 12% Senior Notes Due 2000, dated September 28, 1995; incorporated by reference to Exhibit 10.18 to Amendment No. 2 to the Company's Registration Statement on Form S-1, No. 33-97568 filed on November 1, 1995

10.16 Private Exchange Commitment Letter by and among the Company, Citicorp Venture Capital Ltd. and certain investors, dated September 28, 1995; incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company's Registration Statement on Form S-1, No. 33-97568 filed on October 23, 1995

10.17    Amended  and  Restated  CORT   Business   Services   Corporation   1995
         Stock-Based Incentive Compensation Plan as adopted by the Board of Directors on July 25, 1995 and amended and restated on May 14, 1997

10.18 CORT Business Services Corporation 1997 Directors Stock Option Plan, as adopted by the stockholders of the Company at the Annual Meeting of Stockholders on May 14, 1997; incorporated by reference to Appendix C to the Company's Definitive Proxy Statement on Schedule 14A, filed as of March 31, 1997

11.1     Statement re computation of per share earnings

27       Financial Data Schedules