Form 10-Q
period 1997-09-30
CORT BUSINESS SERVICES CORP
filed 1997-11-14
CIK 905401

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


                For the quarterly period ended September 30, 1997


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


          Class                                           Outstanding as of
                                                          November 10, 1997
 Class A, $.01 par value
 Class B, $.01 par value                                      12,854,938
                                                                 - 0 -
================================================================================

                       CORT BUSINESS SERVICES CORPORATION

                               INDEX TO FORM 10-Q


                                                                            Page
No.

Part I.           FINANCIAL INFORMATION

    Item 1.   FINANCIAL STATEMENTS

      Condensed Consolidated Balance Sheets                                    1

      Unaudited Condensed Consolidated Statements of Operations                2

      Unaudited Condensed Consolidated Statements of Cash Flows                3

      Notes to Unaudited Condensed Consolidated Financial Statements           4

    Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                            5

Part II.          OTHER INFORMATION

    Item 6    EXHIBITS AND REPORTS ON FORM 8-K                                 9

SIGNATURE                                                                     10

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)





                                                                                    December 31,        September 30,
                                                                                       1996                  1997
                                                                                       ----                  ----
                                       ASSETS                                                            (unaudited)

Cash and cash equivalents...................................................         $    123             $    452
Accounts receivable, net....................................................           11,011               14,302
Prepaid expenses............................................................            4,224                4,105
Rental furniture, net.......................................................          147,161              165,109
Property, plant and equipment, net..........................................           35,667               37,709
Other receivables and assets, net...........................................            3,815                2,904
Goodwill, net...............................................................           45,198               52,128
                                                                                       ------              -------

   Total assets.............................................................         $247,199             $276,709
                                                                                      =======             ========


                        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

Accounts payable............................................................         $  4,157             $  5,097
Accrued expenses............................................................           27,491               29,708
Deferred revenue and security deposits......................................           14,358               16,650
Revolving credit facility, secured .........................................           15,600               21,800
Senior notes, 12%...........................................................           50,000               49,932
Deferred income taxes.......................................................           10,441               10,441
                                                                                       ------               ------

                                                                                      122,047              133,628

Stockholders' equity........................................................          125,152              143,081
                                                                                      -------              -------

   Total liabilities and stockholders' equity...............................         $247,199             $276,709
                                                                                      =======              =======




See accompanying notes to unaudited condensed consolidated financial statements.

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)



                                                      Three Months Ended              Nine Months Ended
                                                        September 30,                    September 30,
                                                 -------------------------        -------------------------
                                                     1996          1997               1996           1997
                                                     ----          ----               ----           ----
Revenue:
   Furniture rental......................        $  53,707     $  61,135           $139,144      $ 176,367
   Furniture sales.......................           10,900        12,253             32,340         38,803
                                                    ------        ------             ------         ------
     Total revenue.......................           64,607        73,388            171,484        215,170
Operating costs and expenses:
   Cost of furniture rental..............           10,175        11,582             26,803         33,597
   Cost of furniture sales...............            6,537         7,377             19,115         23,474
     Selling, general and
       administrative expenses...........           37,865        42,326            100,159        123,842
                                                    ------        ------            -------        -------
     Total costs and expenses............           54,577        61,285            146,077        180,913
                                                    ------        ------            -------        -------
     Operating earnings..................           10,030        12,103             25,407         34,257
Interest expense.........................            2,192         2,125              6,237          6,363
                                                     -----         -----              -----          -----
   Income before income taxes............            7,838         9,978             19,170         27,894
Income taxes.............................            3,247         4,102              7,936         11,481
                                                     -----         -----              -----         ------
   Net income............................          $ 4,591      $  5,876          $  11,234      $  16,413
                                                    ======        ======             ======         ======
Earnings per share.......................            $0.35         $0.43              $0.93          $1.20
Weighted average number of
   shares used in computation............           12,976        13,758             12,075         13,674



See accompanying notes to unaudited condensed consolidated financial statements.

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                                   -------------
                                                                                               1996           1997
                                                                                               ----           ----
Cash flows from operating activities:
   Net income...............................................................               $  11,234      $  16,413
     Proceeds of disposals of rental furniture in
     excess of gross profit.................................................                  18,280         21,241
     Adjustments  to  reconcile  net income to net cash  provided  by  operating activities:
        Depreciation and amortization:
     Rental furniture depreciation .........................................                  19,290         25,186
     Other depreciation and amortization....................................                   2,698          3,559
     Goodwill amortization..................................................                     668          1,137
     Amortization of debt issuance costs....................................                     518            540
      Rental furniture inventory shrinkage..................................                   1,728          2,366
      Changes in operating accounts, net....................................                   5,533          4,468
                                                                                               -----          -----

     Net cash provided by operating activities..............................                  59,949         74,910
                                                                                              ------         ------

Cash flows from investing activities:
   Purchases of rental furniture............................................                 (65,245)       (62,710)
   Purchases of portfolio acquisitions......................................                    (467)       (13,041)
   Purchases of property, plant and equipment...............................                  (5,272)        (6,361)
   Sales of property, plant and equipment...................................                     461            900
   Purchase of Evans Rents..................................................                 (27,737)             -
       Purchase of assets of Apartment Furniture Rental.....................................  (9,269)             -
                                                                                              ------        -------
     Net cash used by investing activities..................................                (107,529)       (81,212)
                                                                                            --------         ------

Cash flows from financing activities:
   Issuance of common stock.................................................                  32,748            499
   Borrowings on the line of credit.........................................                  75,853         56,512
   Repayments on the line of credit.........................................                 (59,353)       (50,312)
   Repayments of long term debt.............................................                    (573)           (68)
                                                                                                 ---             --

     Net cash provided by financing activities..............................                  48,675          6,631
                                                                                              ------         ------

     Net increase in cash and cash equivalents..............................                   1,095            329
Cash and cash equivalents at beginning of period............................                     379            123
                                                                                              ------         ------
Cash and cash equivalents at end of period..................................               $   1,474       $    452
                                                                                            ========         ======

Supplemental disclosures of cash flow information:
   Tax benefit from exercise of stock options...............................               $      --       $  1,017
   Interest paid............................................................                   7,084          7,231
   Income taxes paid........................................................                   5,643          8,471


See accompanying notes to unaudited condensed consolidated financial statements.

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


(1)      Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position of CORT Business Services Corporation ("CORT" or the "Company") and Subsidiaries as of September 30, 1997, and the results of their operations for the three and nine months ended September 30, 1997, and the cash flows for the nine months ended September 30, 1997 and 1996. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements are unaudited, and do not include all related footnote disclosures.

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

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (dollar figures in thousands)

Certain information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations contains foward-looking statements as such term is defined in Section 27A of the Securities Act and Sections 21E of the Exchange Act. Certain factors such as competition and general economic conditions could cause actual results to differ materially from those in forward-looking statements.

Results of Operations

Three months ended September 30, 1997 as compared to three months ended September 30, 1996

Revenue

Total revenue increased 13.6% to $73,388 for the three months ended September 30, 1997 from $64,607 for the three months ended September 30, 1996. Furniture rental revenue for the quarter ended September 30, 1997 was $61,135, a 13.8% increase from $53,707 for the corresponding period in 1996. Rental revenue growth, adjusted for the impact of the 1996 Summer Olympics and the Company's Salt Lake City, New York City, and Trade Show acquisitions, was approximately 10%, which reflects growth in the number of leases as well as revenue per lease. Furniture sales increased 12.4% to $12,253.

Operating Costs and Expenses

Cost of furniture rental has remained constant at 18.9% of furniture rental revenue in 1996 and 1997. Cost of furniture sales increased from 60.0% of furniture sales revenue in 1996 to 60.2% of furniture sales revenue in 1997.

Selling, general and administrative expenses totaled $42,326 or 57.7% of total revenue for the quarter ended September 30, 1997 as compared to $37,865 or 58.6% of total revenue for the quarter ended September 30, 1996. In 1996, the percentage of selling, general and administrative expenses to revenue was higher due to the impact of start up districts.

Operating Earnings

As a result of the changes in revenue, operating costs and expenses discussed above, operating earnings were $12,103 or 16.5% of total revenue in the third quarter of 1997 compared to $10,030 or 15.5% of total revenue in the third quarter of 1996.

Nine months ended September 30, 1997 as compared to nine months ended September 30, 1996

Revenue

Total revenue increased 25.5% to $215,170 for the nine months ended September 30, 1997 from $171,484 for the nine months ended September 30, 1996. Furniture rental revenue for the nine months ended September 30, 1997 was $176,367 a 26.8% increase from $139,144 for the nine months ended September 30, 1996. Rental revenue growth, adjusted for the impact of the 1996 Summer Olympics and before the impact of acquisitions, estimated by excluding the Company's California operations for the first six months and New York City, Salt Lake City and

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Trade Show operations was approximately 13%, which reflects growth in the number of leases as well as revenue per lease. Furniture sales increased 20.0% to $38,803 in the nine months ended September 30, 1997 from $32,340 in the nine months ended September 30, 1996. Approximately 5% of this increase is due to an unusually large corporate sale in the second quarter of 1997.

Operating Costs and Expenses

Cost of furniture rental has decreased from 19.3% of furniture rental revenue in 1996 to 19.0% in 1997. Cost of furniture sales increased from 59.1% of furniture sales revenue in 1996 to 60.5% of furniture sales revenue in 1997. Without the unusually large corporate sale, cost of furniture sales for 1997 would be 59.6%.

Selling, general and administrative expenses totaled $123,842 or 57.6% of total revenue for the nine months ended September 30, 1997 as compared to $100,159 or 58.4% of total revenue for the nine months ended September 30, 1996. Excluding $425 of certain charges associated with duplicate showrooms related to the Evans Rents acquisition, selling, general and administrative expenses for 1996 would have been 58.2% of total revenue. In 1996, the percentage of selling, general and administrative expenses to revenue was higher due to the impact of start up districts.

Operating Earnings

As a result of the changes in revenue, operating costs and expenses discussed above, operating earnings were $34,257 or 15.9% of total revenue for the nine months ended September 30, 1997 compared to $25,407 or 14.8% of total revenue for the nine months ended September 30, 1996. Excluding the charges related to the Evans Rents acquisition, operating earnings would have been 15.1% of total revenue for the nine months ended September 30, 1996.

Furniture Purchases

Furniture purchases totaled $62,710 in the nine months ended September 30, 1997, a decrease of 3.9% from the $65,245 purchased in the nine months ended September 30, 1996. In 1996, there were additional purchases for the Summer Olympics.

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

The Company's other capital requirements consist primarily of purchases of property, plant and equipment, including warehouse and showroom leasehold improvements, warehouse and office equipment, and computer hardware. Net purchases of property, plant and equipment were $4,811 and $5,461 for the nine months ended September 30, 1996 and 1997, respectively.

During the nine months ended September 30, 1996 and 1997, net cash provided by operations was $59,949 and $74,910, respectively. During the nine months ended September 30, 1996 and 1997, net cash used in investing activities was $107,529 and $81,212, respectively. In 1996, approximately $27,737 was used for the acquisition of Evans Rents and in 1997, approximately $13,041 was used for portfolio acquisitions. The remaining cash used in investing activities consists primarily of purchases of rental furniture. During the nine months ended September 30, 1996 and 1997, net cash provided in financing activities was $48,675 and $6,631, respectively. In 1996, approximately $27,725 was borrowed to acquire Evans Rents.

The Company is required to make semi-annual interest payments, in arrears on March 1 and September 1, of approximately $3,000 ($6,000 annually) on the Senior Notes. The Company will not be required to make principal repayments on the Senior Notes until maturity.

CFR has available a revolving line of credit of $70,000, subject to certain borrowing base restrictions, to meet acquisition and expansion needs as well as seasonal working capital and general corporate requirements (the "Revolving Credit Facility"). CFR had borrowings of $21,800 under the Revolving Credit Facility at September 30, 1997.

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


                                              CORT BUSINESS SERVICES CORPORATION
                                              (Registrant)




Date: November 14, 1997                        By:  /s/ Frances Ann Ziemniak
      -----------------                            ------------------------

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

10.9 Agreement for Irrevocable Trust Under CORT Furniture Rental Supplemental Executive Retirement Plan, dated June 1, 1996, between CFR and Mentor Trust Company; incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996

10.10Letter  Agreement,  dated July 24,  1992,  between CFR and Paul N.  Arnold;
     incorporated by reference to Exhibit 10.16 to CFR's Registration Statement on Form S-1, No. 33-65094, filed on June 25, 1993

10.11Letter  Agreement,  dated August 18, 1993,  between CFR and Paul N. Arnold;
     incorporated by reference to Exhibit 10.26 to Amendment No. 5 to the Company's Registration Statement on Form S-1, No. 33-65094, filed on August 25, 1993

10.12Employment  Agreement,  dated September 1, 1994, between CFR and Charles M.
     Egan; incorporated by reference to Exhibit 10.10 to CFR's Annual Report on Form 10-K for the year ended December 31, 1994

10.13Amended and Restated  CORT Business  Services  Corporation  1995  Directors
     Stock Option Plan adopted by the Board of Directors October 18, 1995 and amended and restated on May 14, 1997; incorporated by reference to Exhibit
     10.13 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997

10.14Equity Share Agreement,  between CFR and Lloyd and Eileen S. Lenson,  dated
     April 20, 1994; incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1, No. 33-97568 filed on September 29, 1995

10.15Form of Senior Notes Purchase Agreement between CFR and certain holders of CFR's 12% Senior Notes Due 2000, dated September 28, 1995; incorporated by reference to Exhibit 10.18 to Amendment No. 2 to the Company's Registration Statement on Form S-1, No. 33-97568 filed on November 1, 1995

10.16Private  Exchange  Commitment  Letter by and among  the  Company,  Citicorp
     Venture Capital Ltd. and certain investors, dated September 28, 1995; incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company's Registration Statement on Form S-1, No. 33-97568 filed on October 23, 1995

10.17Amended and Restated CORT Business  Services  Corporation  1995 Stock-Based
     Incentive  Compensation  Plan as adopted by the Board of  Directors on July
     25, 1995 and amended and restated on May 14, 1997; incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997

10.18CORT Business Services Corporation 1997 Directors Stock Option Plan, as adopted by the stockholders of the Company at the Annual Meeting of Stockholders on May 14, 1997; incorporated by reference to Appendix C to the Company's Definitive Proxy Statement on Schedule 14A, filed as of March 31, 1997

11.1 Statement re computation of per share earnings

27   Financial Data Schedules