Form 10-K
period 1997-12-31
CORT BUSINESS SERVICES CORP
filed 1998-03-31
CIK 905401

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

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
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No[ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. Yes [X]    No [ ]

         Non-affiliates of CORT Business Services Corporation held 6,780,760 shares of Common Stock as of March 17, 1998. The fair market value of the stock held by non-affiliates is $301,743,820 based on the sale price of the shares on March 17, 1998.

         As of March 17, 1998, 12,998,546 shares of Common Stock, par value $.01, were outstanding.

                      Documents Incorporated by Reference:

                 Document                                Part of Form 10-K
                 --------                                -----------------
Annual Report to Stockholders for the fiscal year              Part II
       ended December 31, 1997
  Proxy Statement for the Annual Meeting of                    Part III
    Stockholders to be held May 12, 1998

================================================================================

                                     PART I

ITEM 1.  Business

Overview

CORT Business Services Corporation (the "Company" or "CORT") through its wholly-owned subsidiary CORT Furniture Rental Corporation ("CFR") is the leading national provider of rental furniture, accessories and related services in the growing and fragmented "rent-to-rent" segment of the furniture rental industry. The "rent-to-rent" segment serves both corporate and individual customers who desire flexibility to meet their temporary and transitional needs. The Company focuses on corporate customers by offering office and residential furniture and related accessories through a direct sales force of approximately 700 salespeople and a network of 109 showrooms in 32 states and the District of Columbia. The Company believes that approximately 80% of its rental revenue is derived from its corporate customers, while the remainder is derived principally from rentals to middle- and upper-income level individuals. The Company maintains the showroom quality condition of its merchandise available for rent by selling its previously rented merchandise through a network of 72 company-operated clearance centers, thereby enabling the Company to regularly update its inventory with new styles and new merchandise. Sales of furniture through clearance centers, at prices which for the last five years have averaged 109% of the furniture's original cost, allow the Company to maximize the residual value of its rental merchandise. Furniture sales through clearance centers and other sales accounted for approximately 17% of the Company's total 1997 revenue.

As the industry leader and the only "rent-to-rent" furniture rental company with a national presence, CORT is well-positioned to take advantage of growing demand for furniture rental services. This demand is believed to be driven by continued growth in management and professional employment, the increasing importance to American business of flexibility and outsourcing and the impact of a more mobile and transitory population. The Company is called upon to meet furniture rental needs of a corporate customer base which includes Fortune 500 companies, small businesses and professionals, and owners and operators of apartment communities.

According to industry estimates, a significant portion of the "rent-to-rent" furniture rental revenues is derived from single-location and small regional rental businesses which present attractive consolidation opportunities for the larger "rent-to-rent" furniture rental companies such as CORT. Since the beginning of 1993, the Company has acquired two larger regional competitors, General Furniture Leasing and Evans Rents, and has completed and successfully integrated 15 small lease portfolio acquisitions. Management believes that CORT is well-positioned to continue capitalizing on the industry's consolidation trend due to its national presence, leading market share and financial capacity.

The Company's total revenue increased 22.0% on an annual basis, from $106.5 million in 1992 to $287.2 million in 1997, as a result of the acquisitions of General Furniture Leasing and Evans Rents, small lease portfolio acquisitions, start-up operations and new showroom and clearance center openings, as well as growth in existing operations. Operating earnings increased 27.9% on an annual basis from $13.5 million (excluding non-recurring charges of $10.0 million) in 1992 to $46.3 million in 1997.

Business Strategy

Management believes that CORT's size, national presence, consistently high-level customer service, product quality and broad product selection, depth of management and efficient clearance centers have been key contributors to the Company's success. The Company's objective is to build on these fundamentals and increase further its revenue and operating earnings and expand its margins by continuing to pursue its growth strategy. The key components of this strategy are (i) making selective acquisitions; (ii) initiating operations in new markets and adding showrooms and clearance centers in existing markets; (iii) expanding its corporate customer base and (iv) continuing to invest in the development of various products and services.

Acquisitions

The primary focus of the Company's growth strategy has been and will continue to be the selective acquisition of small lease portfolios and regional companies in new and existing markets. Since the beginning of 1993, the Company has completed 15 small lease portfolio acquisitions which include entrance into the New York City, Salt

Lake City, Pittsburgh and Cleveland markets. In a typical lease portfolio acquisition, the Company acquires existing leases and rental furniture. Additionally, the Company retains sales personnel with strong local customer relationships. The Company generally does not acquire showrooms, distribution facilities or clearance centers in existing markets. However, in new markets, the Company may choose to retain such real estate. The Company also believes that there are a select number of opportunities to acquire larger regional companies in order to enter new markets and increase its market share in existing markets. For example, the Company has acquired two larger regional companies: General Furniture Leasing in September 1993, which had total revenues of approximately $41.5 million for fiscal year 1992, and Evans Rents in April 1996, which had total revenues of approximately $30.5 million for fiscal year 1995. The acquisition of General Furniture Leasing provided CORT with immediate access to new market areas and additional critical mass in CORT's existing markets. Evans Rents provided CORT with additional critical mass in the greater Los Angeles and San Francisco areas, increased the percentage of rental revenue derived from the rental of higher-margin office furniture products and contributed additional expertise in the supply of furniture for trade shows and conventions.

On March 6, 1997, the Company completed the purchase of three trade show services companies: Levitt Investment Company, McGregor Corporation and the assets of ALCO Trade Show Services. The three companies have been integrated to create CORT's trade show furnishings business and will establish CORT as one of the major players in this segment of the furniture rental industry. The trade show furnishings business serves the major trade show contractors and corporate exhibitors nationwide and provides specialty rental furniture for use at conventions and trade shows. Major locations served include; Atlanta, Chicago, Dallas, Las Vegas, Los Angeles, New Orleans, Orlando, New York City, San Francisco, and Washington, D.C.

New Markets and Additional Facilities

The Company continues to expand the number of showrooms and clearance centers within its existing markets as well as initiate new operations, including showrooms, distribution facilities and clearance centers, in strategically identified geographic locations where it currently does not conduct business and where attractive acquisition opportunities do not exist. By increasing the number of showrooms and clearance centers associated with existing distribution facilities, the Company is able to distribute its real estate, personnel and other fixed costs over a larger revenue base. Since the beginning of 1995, CORT has begun operations in six new metropolitan markets: Birmingham, AL; Little Rock, AR; Portland, OR; St. Louis, MO; Las Vegas, NV; and El Paso, TX.

Expanded Corporate Customer Base

The Company seeks to increase its corporate customer base in order to capitalize on the longer lease terms, higher average lease amounts and multiple lease transactions associated with corporate customers. In addition, corporate customers more frequently enter into higher-margin office furniture leases. The Company intends to grow revenue by increasing its corporate customer base through expanded emphasis on national accounts, further development of sales personnel with business-to-business sales experience and continued advertising. In addition, the Company has introduced the high quality brand of office systems furniture by Herman Miller. The Company continues to increase awareness among its sales force of the benefits and breadth of its office product offerings through expanded training programs and to focus the efforts of its sales force on these products by increased incentive compensation for office product rentals.

Development of Products and Services

The Company continues to invest in the development of other products and services. Products and services in various stages of development include the rental of housewares amenity packages, the supply of furniture for trade shows and conventions, and a website that provides information for relocating customers. Management believes that the gradual introduction of new products and services allows the Company to experiment with such products and services at a relatively low initial cost.

The "Rent-to-Rent" Industry

The "rent-to-rent" segment of the furniture rental industry serves both corporate and individual customers who generally have immediate, temporary needs for office or residential merchandise but who typically do not seek to own such merchandise. Office product customers range from large corporations who desire flexibility to meet their temporary and transitional needs, to small businesses and professionals who require office furnishings but seek to conserve capital. Residential product customers include corporations seeking to provide furnishings for corporate employees who have been relocated or who are on temporary assignment, apartment community managers seeking to provide furnished apartments and individual residents seeking to rent furnishings for their own homes and apartments.

Management believes the traditional "rent-to-rent" furniture rental industry generates approximately $750 million of annual revenue. The demand for rental products is believed to be driven by continued growth in management and professional employment levels, the changing trends in American business towards flexibility and outsourcing and the impact of a more mobile and transitory population. The industry is highly competitive and consolidating with many participants operating single locations and small regional businesses.

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

A significant portion of the Company's residential furniture rentals are derived from corporate relocations and temporary assignments, as new and transferred employees of the Company's corporate customers enter into leases for residential furniture. The Company's sales personnel maintain contact with corporate relocation departments and present the possibility of obtaining fully-furnished rental apartments as a lower cost alternative to hotel accommodations. Thus, the Company offers its corporate rental customers a way to reduce the costs of corporate relocations while developing residential business with new and transferred employees. The Company's ability to service both corporate and individual needs creates a broad corporate customer base accompanied by an increasing pool of employees utilizing the Company's residential services.

Other Products and Services

CORT offers several other products and services in selected markets. The Company offers houseware amenity packages (such as linens, towels, dishes, cookware and other kitchen, bedroom and bath accessories) for rent to its furniture rental customers. The Company had generally distributed houseware amenity packages through third-party contractors either under subcontract arrangements or direct referrals. The Company continues to expand the distribution of its own houseware amenity packages to capture profits currently realized by third-party contractors.

The Company has been providing rental specialty furniture for short term use at trade shows and conventions through its operations in New Orleans and the California operations acquired with Evans Rents. In March 1997, the Company completed its acquisition of three trade show services businesses that operated in nine major markets. The combination of CORT's national network with the experience of these organizations should provide the Company with a competitive advantage in the trade show and convention services business.

The Company established Relocation Central, a website that provides information about major cities such as apartment finders, school systems, movers and local recreation for relocating individuals. Relocation Central provides the Company with an additional marketing tool while also providing valuable information to potential customers.

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

The Company may also require a customer security deposit which will be returned at the end of the lease upon satisfactory compliance with the terms of the lease. The Company requires applications from prospective rental customers and performs credit investigations before approving such applications. In each of the last five years, the Company's bad debt losses have been limited to 0.7% of revenue or less.

Customer Services

CORT is dedicated to providing consistently high quality customer service nationwide to its corporate and individual customers. Through its national network, the Company more efficiently services its corporate clients by providing a single point of contact for customers who have furniture needs in multiple locations, offering consistent quality of products and services at all CORT locations, and offering a broad spectrum of products to customers. Under its Personal Service Guaranty, the Company ensures customers of CORT Furniture Rental that they will be satisfied with the furniture they rent or the Company will exchange it for similar furniture within two business days free of charge. Additionally, the Company's employees assist customers with space planning, interior design and apartment location services.

Furniture Sales

For the last five years, the Company has derived 71% of its furniture sales revenue from clearance centers sales. The remaining furniture sales revenue is derived primarily from lease conversions and sales of new furniture. Sales of rental furniture allow the Company to control inventory levels and maintain showroom quality of rental inventory. On average, furniture is typically sold through the clearance centers three years after its initial purchase by the Company. For the last five years, sales of rental furniture through the clearance centers have had an average recovery margin on the original cost of furniture of approximately 109%, a price which is usually considerably lower than the price of comparable new merchandise. Management believes that its ability to recover the original cost of its furniture through its clearance centers is a key contributor to the Company's profitability.

Sales, Marketing and Advertising

The Company employs a sales force of approximately 700 people, including managers and supervisors, rental consultants, commercial account executives, residential account executives, and clearance center personnel. In general, rental consultants service walk-in showroom customers, clearance center sales personnel are responsible for walk-in clearance center customers and commercial and residential account executives work to develop office and residential customers in their markets. Utilizing the Company's national distribution network to emphasize its ability to serve customers throughout the country, the Company employs fifteen national account representatives who are responsible for customers with business in more than one district.

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

The Company markets its services through brochures, newspapers, periodicals, yellow pages, radio, television and direct response media and over the internet (http://www.cort1.com and http://www.relocationcentral.com). The Company designs its marketing program both to promote the business and to increase awareness of the advantages of renting in the residential and office furniture markets.

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

The Company acquires furniture from a large number of manufacturers and is not dependent on any particular manufacturer as a source of supply. In 1997, no furniture manufacturer accounted for more than 10% of the Company's furniture purchases. Management believes that the Company is able to purchase furniture at lower prices than its competitors due to the centralized selection of its product line and large volume of purchases. The Company is generally able to obtain prompt delivery of furniture from its suppliers and has not experienced significant interruptions in its business resulting from delays in acquiring furniture.

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

Employees

On December 31, 1997, the Company employed approximately 2,300 people, of whom approximately 70 were employed at corporate headquarters. Approximately 700 people were employed as salespersons, 1,100 people were employed in the warehouse and distribution portion of the business and the remainder in district and regional administrative positions.

The Company's warehouse and delivery employees in Maryland (approximately 48 persons) are represented by independent union under a contract which expires in December 1999. Additionally, 14 of the Company's warehouse and delivery employees in New York City are represented by the Local 840 of the International Brotherhood of Teamsters under a contract which expires in June 1999.

The Company believes that its relationships with its employees are good.

Trademarks and Name Recognition

The Company engages in business primarily under the CORT Furniture Rental tradename, which has been used in the furniture rental business for over 20 years. The Company has established its reputation as a provider of quality furniture and customer service using this name. The Company feels that reputation and name recognition are important to customers. Therefore, following an acquisition in a new market, the Company may use a combination of the CORT and acquired business name to maintain customer recognition for a period of time.

Regulatory Matters

Compliance with Federal, state and local laws and regulations governing pollution and protection of the environment is not expected to have any material effect upon the financial condition or results of operations of the Company.

ITEM 2.  Properties

As of December 31, 1997, the Company carried out its rental, sales and warehouse operations through 165 facilities, of which 21 were owned and 144 were leased. The leased facilities have lease terms with expiration dates ranging from 1998 to 2014. Upon the expiration of its leases, the Company generally has been able to either extend its leases or obtain suitable alternative facilities on satisfactory terms. Management seeks to locate properties in new markets where rental, clearance and warehouse operations can be combined in one facility. As the Company expands in a particular district, the Company seeks to open free-standing showrooms and clearance centers that can be serviced from pre-existing warehouses. The Company's showrooms generally have 4,500 square feet of floor space. The Company regularly reviews the presentation and appearance of its furniture showrooms and clearance centers and periodically improves or refurbishes them to enhance their attractiveness to customers.

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

The metropolitan areas in which the Company operates, together with the number of showrooms in each metropolitan area, are set forth in the table below:

            District Locations                       Number of Showrooms
------------------------------------------           -------------------
ALABAMA                         Birmingham                        2
ARIZONA                         Phoenix                           1
ARKANSAS                        Little Rock                       1
CALIFORNIA                      Orange County                     2
                                Los Angeles                       6
                                Sacramento                        1
                                San Diego                         1
                                San Francisco                     5
                                Santa Clara                       2
COLORADO                        Denver                            2
DISTRICT OF COLUMBIA            (1)                               6
FLORIDA                         Ft. Lauderdale                    1
                                Jacksonville                      1
                                Miami                             2
                                Orlando                           3
                                Pensacola                         1
                                Tampa                             2
GEORGIA                         Atlanta                           6
ILLINOIS                        Chicago                           3
INDIANA                         Indianapolis                      1
KANSAS                          Kansas City                       1
KENTUCKY                        Louisville                        2
LOUISIANA                       Baton Rouge                       2
                                New Orleans                       1
MASSACHUSETTS                   Boston                            3
MICHIGAN                        Detroit                           3
MINNESOTA                       Minneapolis                       2
MISSOURI                        St. Louis                         1
NEW JERSEY                      Kearny                            3
NEW MEXICO                      Albuquerque                       1
NEW YORK                        New York                          2
NORTH CAROLINA                  Raleigh                           2
                                Charlotte                         1
OHIO                            Cincinnati                        2
                                Cleveland                         1
                                Columbus                          1
OKLAHOMA                        Oklahoma City                     1
                                Tulsa                             2
OREGON                          Portland                          1
PENNSYLVANIA                    Philadelphia(2)                   4
                                Pittsburgh                        3
TENNESSEE                       Memphis                           1
                                Nashville                         1
TEXAS                           Austin                            1
                                Corpus Christi                    1
                                Dallas                            4
                                El Paso(3)                        -
                                Houston                           4
                                San Antonio                       3
UTAH                            Salt Lake City                    1
VIRGINIA                        Richmond                          1
                                Virginia Beach                    1
WASHINGTON                      Seattle                           3
                                                                 ---
   TOTAL                                                         109

------------
(1)  Includes locations in Washington, D.C., Maryland and Virginia.

(2)  Includes locations in Pennsylvania, New Jersey and Delaware.

(3) Distribution center in El Paso, Texas but no accompanying showroom at this location.

The Company distributes its furniture using a fleet of approximately 212 leased and 48 company-owned delivery trucks. The trucks are usually rented for a period of five to six years under operating leases and typically display CORT's tradenames.

ITEM 3.  Legal Proceedings

At December 31, 1997, the Company was involved in certain legal proceedings arising in the normal course of its business. The Company believes the outcome of these matters will not have a material adverse effect on the Company.

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


Name                                Age     Position
----                                ---     --------
Paul N. Arnold (3)                  51      President, Chief Executive Officer & Director
Anthony J. Bellerdine               49      Group Vice President
Michael G. Connors                  41      Vice President--Real Estate
Charles M. Egan (3)                 61      Chairman & Director
Kenneth W. Hemm                     43      Group Vice President
Steven D. Jobes                     48      Vice President--Marketing, Merchandising, Sales & National Accounts
Lloyd Lenson                        47      Group Vice President
Frank Martini                       49      Group Vice President
Victoria L. Stiles                  43      Vice President--Human Resources & Corporate Risk Management
Maureen C. Thune                    32      Controller & Assistant Secretary
Frances Ann Ziemniak                47      Vice President--Finance, Chief Financial Officer & Secretary
Keith E. Alessi (2)                 43      Director
Bruce C. Bruckmann (1)(2)           44      Director
Michael A. Delaney(1)               43      Director
Gregory B. Maffei(2)                37      Director
James A. Urry (1)                   44      Director

-------------

(1)  Member of Compensation Committee

(2)  Member of Audit Committee

(3)  Member of Directors Stock Option Committee

PAUL N. ARNOLD, President, Chief Executive Officer and Director. Mr. Arnold has been with CORT and Mohasco Corporation, its former parent, for 29 years and has held group management positions within CORT since 1976. He has held his current position since July 1992. He is also a Director of Town Sports International, Inc.

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

KENNETH W. HEMM, Group Vice President. Mr. Hemm has been with CORT for 17 years. He was appointed Group Vice President in June 1992, having served as Group Manager since January 1991.

STEVEN D. JOBES, Vice President--Marketing, Merchandising, Sales and National Accounts. Mr. Jobes has been with CORT for 26 years and served as Group Vice President prior to assuming his current position in May 1993.

LLOYD LENSON, Group Vice President. Mr. Lenson has been with CORT for 19 years serving in his current position since May 1993. He previously served as Group Vice President and as Vice President--Marketing, Sales and Acquisitions.

FRANK MARTINI, Group Vice President. Mr. Martini has been with CORT for 21 years serving in his current position since July 1994. He previously served as Area General Manager and District General Manager.

VICTORIA L. STILES, Vice President--Human Resources and Corporate Risk Management. Ms. Stiles joined CORT in November 1987, after nearly eight years in Personnel for the Hecht Company, a division of the May Company. She was appointed to Vice President in July 1996, having served as Director of Human Resources and Regional Manager of Human Resources.

MAUREEN C. THUNE, Controller and Assistant Secretary. Ms. Thune joined CORT in August 1992 after five years with KPMG Peat Marwick LLP, having most recently served as a Manager.

FRANCES ANN ZIEMNIAK, Vice President--Finance & Chief Financial Officer and Secretary. Ms. Ziemniak joined the Company in March 1995 after three years as an independent consultant focusing on risk-management and retail acquisition analysis. Ms. Ziemniak was previously Vice President, Finance and Chief Financial Officer for Federated Merchandising, a division of Federated Department Stores, Inc. from 1987 to 1992 and Corporate Vice President, Financial Services for The GAP, Inc. from 1982 to 1987. Before Ms. Ziemniak joined The GAP, Inc. in 1979, she was employed by Ernst & Young LLP.

KEITH E. ALESSI, Director. Mr. Alessi has been a Director of the Company since October 1993. Mr. Alessi is President, Chief Executive Officer and Chairman of the Board of Directors of Telespectrum Worldwide, Inc. Mr. Alessi was President and Chief Executive Officer of Jackson Hewitt Inc. from June 1996 through March 1998. He was Vice-Chairman and Chief Financial Officer of Farm Fresh, Inc. (which filed voluntary bankruptcy as part of a sale of the Company in January 1998 and emerged from bankruptcy in February 1998) from June 1994 through June 1996. He had previously served in various executive capacities, including President, with Farm Fresh from 1988 to 1992. Mr. Alessi was Chairman and Chief Executive Officer of Virginia Supermarkets, Inc. from 1992 to 1994. Mr. Alessi is also a Director of Farm Fresh, Inc., Shoppers Food Warehouse, Inc., and Town Sports International, Inc.

BRUCE C. BRUCKMANN, Director. Mr. Bruckmann has been a Director of the Company since March 1993. Mr. Bruckmann is currently Managing Director of Bruckmann, Rosser, Sherrill & Co., Inc. Mr. Bruckmann was a Vice President of Citicorp Venture Capital Ltd., which is an affiliate of the Company, through 1993 and a Managing Director from 1993 through 1994. He is also a Director of Mohawk Industries, Inc., AmeriSource Health Corporation, Chromcraft-Revington, Inc., Jitney-Jungle Stores of America, Inc., Anvil Knitwear, Inc. and Town Sports International, Inc.

MICHAEL A. DELANEY, Director. Mr. Delaney has been a Director of the Company since May 1995. Mr. Delaney is a Managing Director of Citicorp Venture Capital Ltd., which is an affiliate of the Company. From 1989 through 1997, he was a Vice President of Citicorp Venture Capital Ltd. From 1986 through 1989, he was Vice President of Citicorp Mergers and Acquisitions. Mr. Delaney is also a Director of Aetna Industries, Inc., AmeriSource Health Corporation, Ballentrae Corporation, CLARK Material Handling Corporation, Delco Remy International, Inc., Enterprise Media Inc., GVC Holdings, JAC Holdings, IKS Corporation, Palomar Technologies, Inc., SC Processing, Inc., MSX International and Triumph Group, Inc.

GREGORY B. MAFFEI, Director. Mr. Maffei has been a Director of the Company since November 1995. Mr. Maffei is Chief Financial Officer of Microsoft Corporation. He joined Microsoft in April 1993, served as Treasurer from 1994 to 1996, Vice President, Corporate Development from 1996 to 1997, and was promoted to Chief Financial Officer in July 1997. Prior thereto, Mr. Maffei was a Vice President of Citicorp Venture Capital Ltd., which is an affiliate of the Company. Mr. Maffei is also a Director of Mobile Telecommunications Technologies Corporation.

JAMES A. URRY, Director. Mr. Urry has been a Director of the Company since March 1993. Mr. Urry has been with Citibank, N.A. since 1981 serving as a Vice President since 1986. He has been a Vice President of Citicorp Venture Capital Ltd., which is an affiliate of the Company, since 1989. He is also a Director of Airxcel, Inc. AmeriSource Health Corporation, CLARK Material Handling Corporation, Hancor Holding Corporation, IKS Corporation, Palomar Products Inc., and York International Corporation.

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The information required for this item is incorporated by reference to page 28 of the Company's 1997 Annual Report to Stockholders.

ITEM 6.  Selected Financial Data

The information required for this item is incorporated by reference to page 10 of the Company's 1997 Annual Report to Stockholders.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required for this item is incorporated by reference to pages 11 through 14 of the Company's 1997 Annual Report to Stockholders.

In addition to historic information, this Annual Report on Form 10-K includes certain forward-looking statements as such term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements involve certain risks and uncertainties, including but limited to acquisitions, additional financing requirements, development of new products and services, the effect of competitive products and pricing and the effect of general economic conditions, that could cause actual results to differ materially from those in such forward-looking statements.

ITEM 8.  Financial Statements and Supplementary Data

The consolidated balance sheets of CORT Business Services Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, and the report dated February 13, 1998 of KPMG Peat Marwick LLP, independent public accountants, are incorporated by reference to pages 15 through 27 of the Company's 1997 Annual Report to Stockholders.

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

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

The information required by Item 401(b) of Regulation S-K is included in Part I,
Item 4a. Directors and Executive Officers of the Registrant.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

The information required for this part of Item 10 is incorporated by reference to page 11 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 1998.

ITEM 11.  Executive Compensation

The information required for this item is incorporated by reference to pages 8 through 11 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 1998.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

The information required for this item is incorporated by reference to page 4 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 1998.

ITEM 13.  Certain Relationships and Related Transactions

The information required for this item is incorporated by reference to page 11 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 1998.

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


                                      CORT BUSINESS SERVICES CORPORATION



                                      By: /s/  Frances Ann Ziemniak
                                          --------------------------------------
                                          Frances Ann Ziemniak
                                         (Principal financial and principal
                                           accounting officer)



Date:  March 31, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signatures                    Title                            Date
       ----------                    -----                            ----

/s/  Paul N. Arnold        President, Chief Executive Officer     March 31, 1998
-------------------------  (principal executive officer)
Paul N. Arnold             and Director


/s/  Charles M. Egan       Chairman and Director                  March 31, 1998
-------------------------
Charles M. Egan


/s/  Frances Ann Ziemniak  Vice President, Finance, Chief         March 31, 1998
-------------------------  Financial Officer and Secretary
Frances Ann Ziemniak


/s/  Keith E. Alessi       Director                               March 31, 1998
-------------------------
Keith E. Alessi


 /s/  Bruce C. Bruckmann   Director                               March 31, 1998
-------------------------
Bruce C. Bruckmann


 /s/  Michael A. Delaney   Director                               March 31, 1998
-------------------------
Michael A. Delaney

 /s/  Gregory B. Maffei
-------------------------
Gregory B. Maffei          Director                               March 31, 1998


/s/  James A. Urry         Director                               March 31, 1998
-------------------------
James A. Urry

                          INDEX TO FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----
Financial Statements..................................................    13

Financial Statement Schedules:

Schedule I - Condensed Financial Information of Registrant............   S-1

Schedule II - Valuation and Qualifying Accounts.......................   S-3



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

     10.1         Credit  Agreement  dated as of February  13, 1998 by and among
                  CFR,  the  Company,   the  lenders  identified  therein,   and
                  NationsBank, N.A., as agent

     10.2 Stock Option, Securities Purchase and Stockholders Agreement, dated as of January 18, 1994, by and among the Company, CFR, Citicorp Venture Capital Ltd. and certain investors named therein; incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8, No. 33-72724, filed on December 9, 1993

     10.3 Amendment 1 to New Cort Holdings Corporation and Subsidiaries Employee Stock Option and Stock Purchase Plan as adopted by the Board of Directors of the Company on December 21, 1993; incorporated by reference to Exhibit 10.11 to CFR's Annual Report on Form 10-K for the fiscal year ended December 31, 1993

     10.4 New Cort Holdings Corporation and Subsidiaries Employee Stock Option and Stock Purchase Plan (1995 Plan Distribution) as adopted by the Board of Directors of the Company on December 16, 1994; incorporated by reference to Exhibit 10.13 to CFR's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995

     10.5 Form of First Amendment to Stockholders Agreement, dated as of November 13, 1995, by and among the Company, Citicorp Venture Capital Ltd., and certain investors named therein; incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Company's Registration Statement on Form S-1, No. 33-97568 filed on November 13, 1995

     10.6 Registration Rights Agreement for Common Stock, dated as of January 18, 1994, by and among the Company, Citicorp Venture Capital Ltd. and certain investors named therein; incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994

     10.7 CFR's Supplemental Executive Retirement Plan, dated October 28, 1992, as revised effective January 1, 1993, restated through the Second Amendment; incorporated by reference to
                  Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996

     10.8 Agreement for Irrevocable Trust Under CORT Furniture Rental Supplemental Executive Retirement Plan, dated June 1, 1996, between CFR and Mentor Trust Company; incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996

     10.9         Letter Agreement, dated July 24, 1992, between CFR and Paul N.
                  Arnold; incorporated by reference to Exhibit 10.16 to CFR's Registration Statement on Form S-1, No. 33-65094, filed on June 25, 1993

    10.10         Letter Agreement,  dated August 18, 1993, between CFR and Paul
                  N. Arnold; incorporated by reference to Exhibit 10.26 to Amendment No. 5 to the Company's Registration Statement on Form S-1, No. 33-65094, filed on August 25, 1993

    10.11 Employment Agreement, dated September 1, 1994, between CFR and Charles M. Egan; incorporated by reference to Exhibit 10.10 to CFR's Annual Report on Form 10-K for the year ended December 31, 1994

    10.12 Amended and Restated CORT Business Services Corporation 1995 Directors Stock Option Plan adopted by the Board of Directors October 18, 1995 and amended and restated on May 14, 1997; incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997

    10.13         Equity  Share  Agreement,  between CFR and Lloyd and Eileen S.
                  Lenson,  dated April 20,  1994;  incorporated  by reference to
                  Exhibit 10.17 to the Company's Registration Statement on Form S-1, No. 33-97568 filed on September 29, 1995

    10.14 Form of Senior Notes Purchase Agreement between CFR and certain holders of CFR's 12% Senior Notes Due 2000, dated September 28, 1995; incorporated by reference to Exhibit 10.18 to Amendment No. 2 to the Company's Registration Statement on Form S-1, No. 33-97568 filed on November 1, 1995

    10.15 Private Exchange Commitment Letter by and among the Company, Citicorp Venture Capital Ltd. and certain investors, dated September 28, 1995; incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company's Registration Statement on Form S-1, No. 33-97568 filed on October 23, 1995

    10.16 Amended and Restated CORT Business Services Corporation 1995 Stock Based Incentive Compensation Plan as adopted by the Board of Directors on July 25, 1995 and amended and restated on May 14, 1997; incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.

    10.17 CORT Business Services Corporation 1997 Directors Stock Option Plan, as adopted by the stockholders of the Company at the Annual Meeting of Stockholders on May 14, 1997; incorporated by reference to Appendix C to the Company's Definitive Proxy Statement on Schedule 14A, filed as of March 31, 1997

     11.1 Statement re computation of per share earnings; incorporated by reference to page 26 of the Company's 1997 Annual Report to stockholders.

     13.1 Portions of the Annual Report of the Company for the fiscal year ended December 31, 1997 which are expressly incorporated by reference herein

     21.1         List of Subsidiaries

     23.1         Consent of KPMG Peat Marwick LLP

       27         Financial Data Schedules

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 (in thousands)


Condensed Balance Sheets:
                                                           As of December 31,
                                                         -----------------------
                                                           1996           1997
                                                           ----           ----
Investment in CORT Furniture Rental ..............       $125,152       $149,332
Other assets .....................................             --             --
                                                         --------       --------
    Total assets .................................        125,152        149,332
                                                         ========       ========
Accrued expenses .................................             --             --
Long-term debt ...................................             --             --
                                                         --------       --------
    Total liabilities ............................             --             --
Stockholders' equity .............................        125,152        149,332
                                                         --------       --------
    Total liabilities and equity .................       $125,152       $149,332
                                                         ========       ========


Condensed Statements of Operations:


                                          Year Ended December 31,
                                       ---------------------------
                                         1995     1996      1997
                                         ----     ----      ----
Equity in earnings of
 CORT Furniture
   Rental ..........................   $ 3,705   $15,936   $22,326
Interest expense ...................     2,716        --        --
                                       -------   -------   -------
    Income before income taxes .....       989    15,936    22,326
Income tax benefit .................     1,086        --        --
                                       -------   -------   -------
    Net income .....................   $ 2,075   $15,936   $22,326
                                       =======   =======   =======

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   (CONTINUED)
                                 (in thousands)

Condensed Statements of Cash Flows:



                                                           Year Ended December 31,
                                                     --------------------------------
                                                        1995       1996        1997
                                                        ----       ----        ----
Net income .......................................   $  2,075    $ 15,936    $ 22,326
Adjustments to reconcile net income
 to cash flows from operating activities:
    Equity in earnings of CORT Furniture Rental ..     (3,705)    (15,936)    (22,326)
    Discount on junior subordinated debentures ...         65          --          --
    Interest converted to long-term debt .........      2,636          --          --
    Changes in assets and liabilities, net .......     (1,689)         --          --
                                                     --------    --------    --------
         Cash used in operating activities .......        618          --          --
                                                     --------    --------    --------
Cash flows from investing activities:
    Investment in CORT Furniture Rental ..........    (36,458)    (33,224)       (677)
                                                     --------    --------    --------
         Cash used in investing activities .......    (36,458)    (33,224)       (677)
                                                     --------    --------    --------
Cash flows from financing activities:
    Issuance of common stock .....................     37,045      33,224         677
    Net proceeds from issuance of long-term debt .         31          --          --
                                                     --------    --------    --------
         Cash provided by financing activities ...     37,076      33,224         677
                                                     --------    --------    --------
Net increase in cash and cash equivalents ........         --          --          --
Cash and cash equivalents at beginning of period .         --          --          --
                                                     --------    --------    --------
Cash and cash equivalents at end of period .......   $     --    $     --    $     --
                                                     ========    ========    ========
Supplemental disclosures of cash flow information:
Noncash financing activities:
    Tax benefit from exchange of debt for equity .   $    741    $     --    $     --
    Exchange of debt for equity ..................     20,147          --          --
    Tax benefit from exercise of stock options ...         --         571       1,177


Note to Condensed Financial Statements of Registrant:

Basis of Presentation

The accompanying condensed financial statements represent the accounts of CORT Business Services Corporation on a stand-alone basis. Substantially all footnote disclosures are omitted. Reference is made to the audited consolidated financial statements and footnotes of CORT Business Services Corporation and subsidiaries as of December 31, 1997 and 1996, and for each of the years in the three-year period ended December 31, 1997, which appear in the Company's 1997 Annual Report to stockholders.

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                                                    Deductions
                                                          Additions                ------------
                                                ---------------------------         Write off of
Allowance for                  Beginning        Charged to                          Uncollectible           Ending
Doubtful Accounts               Balance           Expense          Other(1)           Accounts              Balance
-----------------               -------           -------          --------           --------              -------
December 31, 1995                 917                582               --               (561)                  938
December 31, 1996                 938              1,234              334               (600)                1,906
December 31, 1997               1,906              2,107               --             (1,122)                2,891


(1) Other additions represent the balance of Evans Rents' allowance for doubtful accounts, which was recorded April 24, 1996 in conjunction with the acquisition.