Form 10-Q
period 1998-03-31
CORT BUSINESS SERVICES CORP
filed 1998-05-15
CIK 905401

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.


                  For the quarterly period ended March 31, 1998


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Outstanding as of
               Class                                     May 8, 1998
               -----                                     -----------
    Common Stock, $.01 par value                         13,019,419
Class B Common Stock, $.01 par value                        - 0 -

================================================================================

                       CORT BUSINESS SERVICES CORPORATION

                               INDEX TO FORM 10-Q


                                                                        Page No.
                                                                        --------
Part I.  FINANCIAL INFORMATION

         Item 1.  FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets.....................1

                  Condensed Consolidated Statements of Operations...........2

                  Condensed Consolidated Statements of Cash Flows...........3

                  Notes to Condensed Consolidated Financial Statements......4

         Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS....................6

Part II. OTHER INFORMATION

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................8

SIGNATURE...................................................................9

              CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                          December 31,   March 31,
                                                                                              1997         1998
                                                                                              ----         ----
                                                                                                        (unaudited)
                                       ASSETS
Cash and cash equivalents..........................................................        $     --    $   1,422
Accounts receivable, net...........................................................          13,521       13,322
Prepaid expenses...................................................................           4,127        4,933
Rental furniture, net..............................................................         164,323      170,213
Property, plant and equipment, net.................................................          38,777       39,580
Other receivables and assets, net..................................................           3,183        3,240
Goodwill, net......................................................................          53,910       61,775
                                                                                           --------       ------
     Total Assets..................................................................        $277,841     $294,485
                                                                                            =======      =======
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable...................................................................        $  5,551     $  6,410
Accrued expenses...................................................................          27,936       26,176
Deferred revenue and security deposits.............................................          17,217       18,265
Revolving credit facility..........................................................          13,200       22,200
Senior notes, 12%..................................................................          49,932       49,932
Deferred income taxes..............................................................          14,673       14,673
                                                                                             ------       ------
                                                                                            128,509      137,656
Stockholders' equity...............................................................         149,332      156,829
                                                                                            -------      -------
     Total liabilities and stockholders' equity....................................        $277,841     $294,485
                                                                                            =======      =======

See accompanying notes to unaudited condensed consolidated financial statements.

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                               Three Months Ended
                                                                                   March 31,
                                                                               ------------------
                                                                              1997           1998
                                                                              ----           ----
Revenue:
     Furniture rental...............................................       $ 55,553       $ 62,814
     Furniture sales................................................         11,748         12,629
                                                                             ------         ------
         Total revenue..............................................         67,301         75,443
                                                                             ------         ------
Operating costs and expenses:
     Cost of furniture rental.......................................         10,632         11,087
     Cost of furniture sales........................................          6,908          7,615
     Selling, general and administrative expenses...................         39,350         44,166
                                                                             ------         ------
         Total costs and expenses...................................         56,890         62,868
                                                                             ------         ------
         Operating earnings.........................................         10,411         12,575
Interest expense....................................................          1,985          1,967
                                                                              -----          -----
          Income before income taxes................................          8,426         10,608
Income taxes........................................................          3,496          4,417
                                                                              -----          -----
          Net income................................................        $ 4,930        $ 6,191
                                                                             ======          =====
Earnings per common share...........................................        $   .39        $   .48
Weighted average number of common
      shares used in computation....................................         12,724         12,924
Earnings per common share - assuming dilution.......................        $   .37        $   .46
Weighted average number of common
      shares used in computation - assuming dilution................         13,296         13,472


See accompanying notes to unaudited condensed consolidated financial statements.

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                 -------------------
                                                                                 1997            1998
                                                                                 ----            ----
Cash flows from operating activities:
     Net income.....................................................          $  4,930        $  6,191
     Proceeds of disposals of rental furniture in
       excess of gross profit.......................................             6,594           7,294
     Adjustments  to  reconcile  net income to net cash
       provided  by  operating activities:
        Depreciation and amortization:
         Rental furniture depreciation .............................             7,868           8,465
         Other depreciation and amortization........................             1,169           1,445
         Goodwill amortization......................................               317             434
         Amortization of debt issuance costs........................               180             184
        Rental furniture inventory shrinkage........................               709             830
        Changes in operating accounts, net..........................               890          (1,060)
                                                                                 -----           -----
         Net cash provided by operating activities..................            22,657          23,783
                                                                                ------          ------
Cash flows from investing activities:
     Purchases of rental furniture..................................           (20,985)        (20,917)
     Purchase of portfolio acquisitions.............................           (13,024)         (9,175)
     Purchases of property, plant and equipment.....................            (1,728)         (1,975)
     Sales of property, plant and equipment.........................                20             106
                                                                               -------          ------
         Net cash used by investing activities......................           (35,717)        (31,961)
                                                                               -------          ------
Cash flows from financing activities:
     Borrowings on the revolving credit facility....................            29,400          22,700
     Repayments on the revolving credit facility....................           (16,800)        (13,700)
     Issuance of common stock.......................................               182             600
     Other..........................................................               155              --
                                                                                  ----           -----

         Net cash provided by financing activities..................            12,937           9,600
                                                                               -------           -----
         Net increase (decrease) in cash and cash equivalents.......              (123)          1,422
Cash and cash equivalents at beginning of period....................               123              --
                                                                                 -----           -----
Cash and cash equivalents at end of period..........................          $     --        $  1,422
                                                                              ========        ========
Supplemental disclosure of cash flow information:
     Interest paid..................................................          $  3,196        $  3,206
     Income taxes paid..............................................               821             768
     Tax benefit from exercise of stock options.....................                --             708

See accompanying notes to unaudited condensed consolidated financial statements.

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

(1)  Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position of CORT Business Services Corporation ("CORT" or the "Company") and Subsidiaries as of March 31, 1998, and the results of their operations and cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements are unaudited, and do not include all related footnote disclosures.

     The interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 1997 Annual Report on Form 10-K.

 (2) Income Taxes

     The Internal Revenue Service ("IRS") has proposed the disallowance of certain deductions taken by Fairwood Corporation for a consolidated tax group of which CORT Furniture Rental Corporation ("CFR") was previously a member (the "Former Group") through the year ended December 31, 1988. The IRS challenge includes the assertion that certain interest deductions taken by the Former Group should be recharacterized as non-deductible dividend distributions and that deductions for certain expenses related to the acquisition of Mohasco Corporation (now Consolidated Furniture Corporation ("Consolidated")), CFR's former shareholder, be disallowed. Under IRS regulations, the Company and each other member of the Former Group is severally liable for the full amount of any Federal income tax liability of the Former Group while CFR was a member of the Former Group, which could be as much as approximately $35 million for such periods (including interest through December 31, 1997). Under the agreement of sale for CFR, Consolidated agreed to indemnify the Company in full for any consolidated tax liability of the Former Group for the years during which CFR was a member of the Former Group. In addition, the Company may have rights of contribution against other members of the Former Group if the Company were required to pay more than its equitable share of any consolidated tax liability. Fairwood Corporation has indicated to the Company that it has tentatively reached an agreement in principle with the IRS Appeals Officer handling the case regarding a settlement of the principal issues in the case. A final settlement on that basis would be substantially less than the liability that would result from the proposed adjustments. The terms of such a tentative settlement are subject to further review by the IRS and by the Joint Committee on Taxation, and no assurance can be given that any settlement will be reached with the IRS. The Company is not in a position to determine the probable outcome and its impact on the Company's consolidated financial statements, if any.

     (3)   Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                           Three Months Ended
                                                                                March 31,
                                                                           ------------------
                                                                          1997             1998
                                                                          ----             ----
 Weighted average shares outstanding during the period                12,723,583       12,923,998
 Effect of dilutive securities:
       Stock options                                                     460,311          489,099
       Warrants                                                          112,095           58,699
                                                                         -------           ------
       Weighted average common shares - assuming
          dilution                                                    13,295,989       13,471,796
                                                                      ==========       ==========
  Net income applicable to common shares                              $4,930,000       $6,191,000
                                                                      ==========       ==========

  Earnings per common share                                           $      .39       $      .48
                                                                      ==========       ==========
  Earnings per common share - assuming dilution                       $      .37       $      .46
                                                                      ==========       ==========

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (dollar figures in thousands)


Results of Operations

Three  months  ended March 31, 1998 as compared to three  months ended March 31,
1997

Revenue

Total revenue increased 12.1% to $75,443 for the three months ended March 31, 1998 from $67,301 for the three months ended March 31, 1997. Furniture rental revenue for the three months ended March 31, 1998 was $62,814, a 13.1% increase from $55,553 in 1997. Rental revenue growth before the impact of acquisitions and merged markets was approximately 7% which reflects growth in the number of leases as well as revenue per lease. Furniture sales increased 7.5% to $12,629 for the three months ended March 31, 1998.

Operating Costs and Expenses

Cost of furniture rental has decreased from 19.1% of furniture rental revenue in 1997 to 17.7% of furniture rental revenue in 1998. The improvement in rental margins is attributable to the expansion of CORT's housewares and trade show furnishings operations. Cost of furniture sales increased from 58.8% of furniture sales revenue in 1997 to 60.3% in 1998.

Selling, general and administrative expenses totaled $44,166 or 58.5% of total revenue for the quarter ended March 31, 1998 as compared to $39,350 or 58.5% of total revenue in 1997. While the Company made investments in personnel, facilities and new programs, these increased costs were offset by efficiencies gained in the California markets. As a result, selling, general and administrative expenses remained flat as a percentage of revenue.

Operating Earnings

As a result of the changes in revenue, operating costs and expenses discussed above, operating earnings were $12,575 or 16.7% of total revenue in the first quarter of 1998 compared to $10,411 or 15.5% of total revenue in the first quarter of 1997.

Furniture Purchases

Furniture purchases, which totaled $20,917 in the three months ended March 31, 1998, were about equal to the $20,985 purchased in the three months ended March 31, 1997. Purchases for start-up districts and incubator businesses in 1997 included building inventory in line with expansion requirements while 1998 reflected purchases required by normal business operations. This reduction, combined with reduced furniture requirements for merged markets, were largely offset by increased purchases for acquired operations.

Liquidity and Capital Resources

CORT Business Services Corporation is a holding company with no independent operations, no material obligations and no material assets other than its ownership of CFR. The Company is dependent on the receipt of dividends or distributions from CFR to fund any obligations. The revolving credit facility and the indenture governing the Senior Notes restrict the ability of CFR to make advances and pay dividends to the Company.

The  Company's  primary  capital   requirements  are  for  purchases  of  rental
furniture. The Company purchases furniture throughout each year to replace furniture which has been sold and to maintain adequate levels of rental

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

The Company's other capital requirements consist primarily of purchases of property, plant and equipment, including leasehold improvements, warehouse and office equipment, standard programming enhancements and computer hardware. Net purchases of property, plant and equipment were $1,708 and $1,869 in the three months ended March 31, 1997 and 1998, respectively.

During the three months ended March 31, 1997 and 1998, net cash provided by operations was $22,657 and $23,783, respectively. During the three months ended March 31, 1997 and 1998, net cash used by investing activities was $35,717 and $31,961, respectively, consisting primarily of purchases of rental furniture and portfolio acquisitions. During the three months ended March 31, 1997 and 1998, net cash provided by financing activities was $12,937 and $9,600 respectively.

The Company is required to make semi-annual interest payments, in arrears on March 1 and September 1, of approximately $3,000 ($6,000 annually) on the Senior Notes. The Company will not be required to make principal repayments on the Senior Notes until maturity on September 1, 2000.

CFR has available a revolving line of credit of $75,000 to meet acquisition and expansion needs as well as seasonal working capital and general corporate requirements. CFR had borrowings of $22,200 under the line of credit at March 31, 1998.

The IRS has proposed the disallowance of certain deductions taken by Fairwood Corporation for a consolidated tax group of which CFR was previously a member (the "Former Group") through the year ended December 31, 1988. The IRS challenge includes the assertion that certain interest deductions taken by the Former Group should be recharacterized as non-deductible dividend distributions and that deductions for certain expenses related to the acquisition of Consolidated, CFR's former shareholder, be disallowed. Under IRS regulations, the Company and each other member of the Former Group is severally liable for the full amount of any Federal income tax liability of the Former Group while CFR was a member of the Former Group, which could be as much as approximately $35 million for such periods (including interest through December 31, 1997). Under the agreement of sale for CFR, Consolidated agreed to indemnify the Company in full for any consolidated tax liability of the Former Group for the years during which CFR was a member of the Former Group. In addition, the Company may have rights of contribution against other members of the Former Group if the Company were required to pay more than its equitable share of any consolidated tax liability. Fairwood Corporation has indicated to the Company that it has tentatively reached an agreement in principle with the IRS Appeals Officer handling the case regarding a settlement of the principal issues in the case. A final settlement on that basis would be substantially less than the liability that would result from the proposed adjustments. The terms of such a tentative settlement are subject to further review by the IRS and by the Joint Committee on Taxation, and no assurance can be given that any settlement will be reached with the IRS. The Company is not in a position to determine the probable outcome and its impact on the Company's consolidated financial statements, if any.

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q includes certain forward-looking statements as such term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements involve certain risks and uncertainties, including but not limited to acquisitions, additional financing requirements, development of new products and services, purchases of rental property, the effect of competitive products and pricing and the effect of general economic conditions, that could cause actual results to differ materially from those in such forward-looking statements.

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


                                   CORT BUSINESS SERVICES CORPORATION
                                  (Registrant)



Date:  May 15, 1998                By: /s/Frances Ann Ziemniak
      ----------------------          ----------------------------
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


       4.5 Amendment No. 1 to Warrant Agreement, dated February 1, 1994, between the Company and United States Trust Company of New York, as Warrant Agent; incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-1, No. 33-97568 filed on September 29, 1995

       10.1 Credit Agreement dated as of February 13, 1998 by and among CFR, the Company, the lenders identified therein, and NationsBank, N.A., as agent; incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1997

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

       11.1 Statement re computation of per share earnings; incorporated by reference to page 5 of the Company's Form 10-Q for the fiscal quarter ended March 31, 1998

       27     Financial Data Schedules
