Form 10-Q
period 1998-06-30
CORT BUSINESS SERVICES CORP
filed 1998-08-13
CIK 905401

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.


                  For the quarterly period ended June 30, 1998


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No   [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                       Outstanding as of
              Class                                     August 10, 1998
              -----                                     ---------------
   Common Stock, $.01 par value                            13,035,363
Class B Common Stock, $.01 par value                          - 0 -


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

                  Condensed Consolidated Balance Sheets..................... 1

                  Condensed Consolidated Statements of Operations........... 2

                  Condensed Consolidated Statements of Cash Flows........... 3

                  Notes to Condensed Consolidated Financial Statements...... 4

         Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS.................... 6

Part II. OTHER INFORMATION

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K......................... 10

SIGNATURE.................................................................. 11

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                              December 31,  June 30,
                                                                 1997        1998
                                                                 ----        ----
                                                                          (unaudited)
                           ASSETS
Cash and cash equivalents ..................................   $     --   $    879
Accounts receivable, net ...................................     13,521     13,585
Prepaid expenses ...........................................      4,127      4,870
Rental furniture, net ......................................    164,323    178,275
Property, plant and equipment, net .........................     38,777     41,748
Other receivables and assets, net ..........................      3,183      5,796
Goodwill, net ..............................................     53,910     61,564
                                                               --------   --------

     Total assets ..........................................   $277,841   $306,717
                                                               ========   ========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

Accounts payable ...........................................   $  5,551   $  6,650
Accrued expenses ...........................................     27,936     27,671
Deferred revenue and security deposits .....................     17,217     20,306
Revolving credit facility ..................................     13,200     23,000
Senior notes, 12% ..........................................     49,932     49,932
Deferred income taxes ......................................     14,673     14,673
                                                               --------   --------
                                                                128,509    142,232
Stockholders' equity .......................................    149,332    164,485
                                                               --------   --------
     Total liabilities and stockholders' equity ............   $277,841   $306,717
                                                               ========   ========




See accompanying notes to unaudited condensed consolidated financial statements.

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)



                                                                               Three Months Ended                Six Months Ended
                                                                                     June 30,                         June 30,
                                                                            ------------------------        ------------------------
                                                                               1997           1998            1997            1998
                                                                               ----           ----            ----            ----
Revenue:
     Furniture rental ..............................................        $ 59,679        $ 65,065        $115,232        $127,879
     Furniture sales ...............................................          14,802          13,065          26,550          25,694
                                                                            --------        --------        --------        --------
         Total revenue .............................................          74,481          78,130         141,782         153,573
                                                                            --------        --------        --------        --------
Operating costs and expenses:
     Cost of furniture rental ......................................          11,383          11,781          22,015          22,868
     Cost of furniture sales .......................................           9,189           7,921          16,097          15,536
     Selling, general and administrative expenses ..................          42,166          45,074          81,516          89,240
                                                                            --------        --------        --------        --------
         Total costs and expenses ..................................          62,738          64,776         119,628         127,644
                                                                            --------        --------        --------        --------
         Operating earnings ........................................          11,743          13,354          22,154          25,929
Interest expense ...................................................           2,253           2,071           4,238           4,038
                                                                            --------        --------        --------        --------
          Income before income taxes ...............................           9,490          11,283          17,916          21,891
Income taxes .......................................................           3,883           4,763           7,379           9,180
                                                                            --------        --------        --------        --------
          Net income ...............................................        $  5,607        $  6,520        $ 10,537        $ 12,711
                                                                            ========        ========        ========        ========
Earnings per common share ..........................................        $    .44        $    .50        $    .83        $    .98
Weighted average number of common
      shares used in computation ...................................          12,796          13,022          12,760          12,973
Earnings per common share - assuming dilution ......................        $    .42        $    .48        $    .79        $    .94
Weighted average number of common
      shares used in computation - assuming dilution ...............          13,337          13,507          13,317          13,490



See accompanying notes to unaudited condensed consolidated financial statements.

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                  Six Months Ended
                                                                       June 30,
                                                                --------------------
                                                                   1997       1998
                                                                   ----       ----
Cash flows from operating activities:
     Net income .............................................   $ 10,537    $ 12,711
     Proceeds of disposals of rental furniture in
       excess of gross profit ...............................     14,341      14,791
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Depreciation and amortization:
         Rental furniture depreciation ......................     16,309      17,415
         Other depreciation and amortization ................      2,342       2,952
         Goodwill amortization ..............................        735         900
         Amortization of debt issuance costs ................        360         376
        Rental furniture inventory shrinkage ................      1,520       1,540
        Changes in operating accounts, net ..................      4,240       3,607
                                                                --------    --------
         Net cash provided by operating activities ..........     50,384      54,292
                                                                --------    --------
Cash flows from investing activities:
     Purchases of rental furniture ..........................    (45,373)    (46,136)
     Purchase of portfolio acquisitions .....................    (13,147)     (9,373)
     Purchase of investment .................................         --      (3,000)
     Purchases of property, plant and equipment .............     (3,983)     (5,570)
     Sales of property, plant and equipment .................         65         107
                                                                --------    --------
         Net cash used by investing activities ..............    (62,438)    (63,972)
                                                                --------    --------
Cash flows from financing activities:
     Borrowings on the revolving credit facility ............     46,112      33,200
     Repayments on the revolving credit facility ............    (34,212)    (23,400)
     Issuance of common stock ...............................        316         759
     Repayments of long term debt ...........................        (68)         --
                                                                --------    --------
         Net cash provided by financing activities ..........     12,148      10,559
                                                                --------    --------
         Net increase (decrease) in cash and cash equivalents         94         879
Cash and cash equivalents at beginning of period ............        123          --
                                                                --------    --------
Cash and cash equivalents at end of period ..................   $    217    $    879
                                                                ========    ========
Supplemental disclosure of cash flow information:
     Interest paid ..........................................   $  3,743    $  3,509
     Income taxes paid ......................................      5,332       5,373
     Tax benefit from exercise of stock options .............        529       1,683



See accompanying notes to unaudited condensed consolidated financial statements.

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


(1) Basis of Presentation

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position of CORT Business Services Corporation ("CORT" or the "Company") and Subsidiary as of June 30, 1998, and the results of their operations for the three months ended June 30, 1998 and 1997 and for the six months ended June 30, 1998 and 1997 and the cash flows for the six months ended June 30, 1998 and 1997. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements are unaudited, and do not include all related footnote disclosures.

    The interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 1997 Annual Report on Form 10-K.

(2) Income Taxes

    The Internal Revenue Service ("IRS") has proposed the disallowance of certain deductions taken by Fairwood Corporation for a consolidated tax group of which CORT Furniture Rental Corporation ("CFR") was previously a member (the "Former Group") through the year ended December 31, 1988. The IRS challenge includes the assertion that certain interest deductions taken by the Former Group should be recharacterized as non-deductible dividend distributions and that deductions for certain expenses related to the acquisition of Mohasco Corporation (now Consolidated Furniture Corporation ("Consolidated")), CFR's former shareholder, be disallowed. Fairwood Corporation has indicated to the Company that it has reached an agreement with the IRS regarding a settlement of the proposed adjustments. The total tax liability of the Former Group under the terms of the settlement is approximately $6 million, including interest through December 31, 1997. The terms of the settlement are subject to approval by the bankruptcy court handling Fairwood Corporation's bankruptcy filing.

    Under IRS regulations, the Company and each other member of the Former Group is severally liable for the full amount of any Federal income tax liability of the Former Group while CFR was a member of the Former Group, which could be as much as approximately $4.5 million for such periods (including interest through December 31, 1997) under the terms of the settlement. Under the agreement of sale for CFR, Consolidated agreed to indemnify the Company in full for any consolidated tax liability of the Former Group for the years during which CFR was a member of the Former Group. In addition, the Company may have rights of contribution against other members of the Former Group if the Company were required to pay more than its equitable share of any consolidated tax liability. The Company is not in a position to determine the probable outcome of the bankruptcy court decisions, nor the impact on the Company's consolidated financial statements, if any.

(3) Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share:


                                                    Three Months Ended          Six Months Ended
                                                          June 30,                  June 30,
                                                 ------------------------    ------------------------
                                                    1997          1998          1997          1998
                                                    ----          ----          ----          ----
Weighted average shares outstanding
  during the period .........................    12,796,180    13,021,664    12,760,082    12,973,101
Effect of dilutive securities:
  Stock options .............................       463,581       446,881       462,756       467,856
  Warrants ..................................        77,153        38,841        94,542        48,715
                                                -----------   -----------   -----------   -----------
Weighted average common shares -
  assuming dilution .........................    13,336,914    13,507,386    13,317,380    13,489,672
                                                -----------   -----------   -----------   -----------
Net income applicable to common shares ......   $ 5,607,000   $ 6,520,000   $10,537,000   $12,711,000
                                                ===========   ===========   ===========   ===========
Earnings per common share ...................   $       .44   $       .50   $       .83   $       .98
                                                ===========   ===========   ===========   ===========
Earnings per common share - assuming dilution   $       .42   $       .48   $       .79   $       .94
                                                ===========   ===========   ===========   ===========


(4) New Accounting Pronouncements

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (FAS No. 131), "Disclosure about Segment of an Enterprise and Related Information." FAS No. 131 requires CORT to present certain information about operating segments and related information, including geographic and major customer data, in its annual financial statements and in condensed financial statements for interim periods. The Company is required to adopt the provisions of this statement during fiscal year 1998 and plans to implement the provisions of this statement at December 31, 1998. Management is currently determining the necessary additional disclosures, if any.

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (dollar figures in thousands)


Results of Operations

Three months ended June 30, 1998 as compared to three months ended June 30, 1997

Revenue

Total revenue increased 4.9% to $78,130 for the three months ended June 30, 1998 from $74,481 for the three months ended June 30, 1997. Furniture rental revenue for the three months ended June 30, 1998 was $65,065, a 9.0% increase from $59,679 in 1997. Rental revenue growth before the impact of acquisitions, merged markets and trade show operations was approximately 5.5% which reflects growth in the number of leases as well as revenue per lease. Furniture sales decreased 11.7% to $13,065 for the three months ended June 30, 1998. This decrease is a result of an unusually large corporate sale in last year's quarter and this year's quarter reflects the impact of closing the model home business in Atlanta. Adjusting for these events, furniture sales revenue would have increased 6.7%.

Operating Costs and Expenses

Cost of furniture rental has decreased from 19.1% of furniture rental revenue in 1997 to 18.1% of furniture rental revenue in 1998. The improvement in rental margins is primarily attributable to the expansion of CORT's housewares business. Cost of furniture sales decreased from 62.1% of furniture sales revenue in 1997 to 60.6% in 1998. Without the unusually large corporate sale, cost of furniture sales for 1997 would be 60.0%.

Selling, general and administrative expenses totaled $45,074 or 57.7% of total revenue for the quarter ended June 30, 1998 as compared to $42,166 or 56.6% of total revenue for the quarter ended June 30, 1997. Increased costs attributable to the Company's investments in personnel, facilities and new programs were partially offset by efficiencies gained in the California markets. Operating expenses as a percent of total revenue, after adjustment for last years corporate sale, remained stable.

Operating Earnings

As a result of the changes in revenue, operating costs and expenses discussed above, operating earnings were $13,354 or 17.1% of total revenue in the second quarter of 1998 compared to $11,743 or 15.8% of total revenue in the second quarter of 1997.

Six months ended June 30, 1998 as compared to six months ended June 30, 1997

Revenue

Total revenue increased 8.3% to $153,573 for the six months ended June 30, 1998 from $141,782 for the six months ended June 30, 1997. Furniture rental revenue for the six months ended June 30, 1998 was $127,879, a 11.0% increase from $115,232 in 1997. Rental revenue growth before the impact of acquisitions, merged markets and trade show operations was approximately 6% which reflects growth in the number of leases as well as revenue per lease. Furniture sales decreased 3.2% to $25,694 for the six months ended June 30, 1998. This decrease is a result of an unusually large corporate sale in 1997 and the impact of closing the model home business in Atlanta in 1998. Adjusting for these events, furniture sales revenue would have increased 9.2%.

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                          (dollar figures in thousands)


Operating Costs and Expenses

Cost of furniture rental has decreased from 19.1% of furniture rental revenue in 1997 to 17.9% of furniture rental revenue in 1998. The improvement in rental margins is attributable to the expansion of CORT's housewares and trade show furnishings operations. Cost of furniture sales decreased from 60.6% of furniture sales revenue in 1997 to 60.5% in 1998. Without the unusually large corporate sale, cost of furniture sales would be 59.4% for 1997.

Selling, general and administrative expenses totaled $89,240 or 58.1% of total revenue for the six months ended June 30, 1998 as compared to $81,516 or 57.5% of total revenue for the same six months of 1997. While the Company made investments in personnel, facilities and new programs, these increased costs were generally offset by efficiencies gained in the California markets. Selling, general and administrative expenses, adjusted for last year's corporate sale, remained relatively flat as a percentage of revenue.

Operating Earnings

As a result of the changes in revenue, operating costs and expenses discussed above, operating earnings were $25,929 or 16.9% of total revenue for the six months ended June 30, 1998 compared to $22,154 or 15.6% of total revenue for the six months ended June 30, 1997.

Furniture Purchases

Furniture purchases, which totaled $46,136 in the six months ended June 30, 1998, increased slightly from the $45,373 purchased in the six months ended June 30, 1997. Purchases for start-up districts and incubator businesses in 1997 included building inventory in line with expansion requirements while 1998 reflected purchases required by normal business operations. The increase is the net effect of increased purchases for acquired operations offset in part by reduced requirements in start-up and merged markets.

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

The Company's other capital requirements consist primarily of purchases of property, plant and equipment, including leasehold improvements, warehouse and office equipment, standard programming enhancements and computer hardware. Net purchases of property, plant and equipment were $3,918 and $5,463 in the six months ended June 30, 1997 and 1998, respectively.

During the six months ended June 30, 1997 and 1998, net cash provided by operations was $50,384 and $54,292, respectively. During the six months ended June 30, 1997 and 1998, net cash used by investing activities was $62,438 and $63,972, respectively, consisting primarily of purchases of rental furniture and portfolio acquisitions. During the six months ended June 30, 1997 and 1998, net cash provided by financing activities was $12,148 and $10,559 respectively.

The Company is required to make semi-annual interest payments, in arrears on March 1 and September 1, of approximately $3,000 ($6,000 annually) on the Senior

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                          (dollar figures in thousands)


Notes. The Company will not be required to make principal repayments on the Senior Notes until maturity on September 1, 2000. On August 12, 1998, the Company announced that it will redeem the remaining $49,932 of its 12% Senior Notes on September 10, 1998 at a price of 107% of the principal amount plus accrued and unpaid interest to the date of redemption. The Company intends to use borrowings under an expanded credit line with its existing bank group to redeem the notes. As a result of the early retirement of the Senior Notes, the Company will recognize an extraordinary loss in the third quarter of 1998.

CFR has available a revolving line of credit of $75,000 to meet acquisition and expansion needs as well as seasonal working capital and general corporate requirements. CFR had borrowings of $23,000 under the line of credit at June 30, 1998. On August 10, 1998, the credit line was expanded to $125,000; the terms of the credit facility were unchanged.

The Internal Revenue Service ("IRS") has proposed the disallowance of certain deductions taken by Fairwood Corporation for a consolidated tax group of which CORT Furniture Rental Corporation ("CFR") was previously a member (the "Former Group") through the year ended December 31, 1988. The IRS challenge includes the assertion that certain interest deductions taken by the Former Group should be recharacterized as non-deductible dividend distributions and that deductions for certain expenses related to the acquisition of Mohasco Corporation (now Consolidated Furniture Corporation ("Consolidated")), CFR's former shareholder, be disallowed. Fairwood Corporation has indicated to the Company that it has reached an agreement with the IRS regarding a settlement of the proposed adjustments. The total tax liability of the Former Group under the terms of the settlement is approximately $6 million, including interest through December 31, 1997. The terms of the settlement are subject to approval by the bankruptcy court handling Fairwood Corporation's bankruptcy filing.

Under IRS regulations, the Company and each other member of the Former Group is severally liable for the full amount of any Federal income tax liability of the Former Group while CFR was a member of the Former Group, which could be as much as approximately $4.5 million for such periods (including interest through December 31, 1997) under the terms of the settlement. Under the agreement of sale for CFR, Consolidated agreed to indemnify the Company in full for any consolidated tax liability of the Former Group for the years during which CFR was a member of the Former Group. In addition, the Company may have rights of contribution against other members of the Former Group if the Company were required to pay more than its equitable share of any consolidated tax liability. The Company is not in a position to determine the probable outcome of the bankruptcy court decisions, nor the impact on the Company's consolidated financial statements, if any.


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

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY

                           PART II. OTHER INFORMATION

Item 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        The Annual Meeting of Stockholders of the Company was held on May 14, 1998. Set forth below is a description of the matters voted upon and the number of votes cast for, against or withheld, as well as the number of abstentions and broker nonvotes, as applicable to each such matter.

        1.  The  following  seven  directors  were  elected  to  the   Board  of
            Directors of the Company. There were no other nominees for director.

            A.  Keith E. Alessi                 E.  Charles Egan
                Shares voted for: 12,029,735        Shares voted for: 12,029,735
                Shares withheld: 21,500             Shares withheld: 21,500
                Abstentions: N/A                    Abstentions: N/A
                Broker nonvotes: N/A                Broker nonvotes: N/A

            B.  Paul N. Arnold                  F.  Gregory Maffei
                Shares voted for: 12,029,735        Shares voted for: 12,029,735
                Shares withheld: 21,500             Shares withheld: 21,500
                Abstentions: N/A                    Abstentions: N/A
                Broker nonvotes: N/A                Broker nonvotes: N/A

            C.  Bruce C. Bruckmann              G.  James A. Urry
                Shares voted for: 12,029,735        Shares voted for: 12,029,735
                Shares withheld: 21,500             Shares withheld: 21,500
                Abstentions: N/A                    Abstentions: N/A
                Broker nonvotes: N/A                Broker nonvotes: N/A

            D.  Michael A. Delaney
                Shares voted for: 12,029,735
                Shares withheld: 21,500
                Abstentions: N/A
                Broker nonvotes: N/A


        2. The accounting firm of KPMG Peat Marwick LLP was elected independent accountants for the year ending December 31, 1998.

                           Shares voted for:  12,047,235
                           Shares voted against:  2,670
                           Shares withheld:  N/A
                           Abstentions:  1,330
                           Broker nonvotes:  N/A

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits (see Index on page E-1)

              (b) Reports on Form 8-K:

                  None.

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CORT BUSINESS SERVICES CORPORATION
                                            (Registrant)



Date:  August 15, 1998                       By:  /s/ Frances Ann Ziemniak
       ---------------------                      ----------------------------
                                                  Frances Ann Ziemniak
                                                  Vice President, Finance, CFO
                                                  and Secretary
                                                  (Principal financial and
                                                   principal accounting officer)

               CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY

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


  Exhibit
   Number         Description                                                            Page
   ------         -----------                                                            ----
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


  Exhibit
   Number         Description                                                            Page
   ------         -----------                                                            ----
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

     11.1 Statement re computation of per share earnings; incorporated by reference to page 5 of the Company's Form 10-Q for the fiscal quarter ended June 30, 1998

       27         Financial Data Schedules