Form 10-Q
period 1998-09-30
CORT BUSINESS SERVICES CORP
filed 1998-11-17
CIK 905401

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding as of
              Class                                     Novmeber 6, 1998
              -----                                    -----------------
       Class A, $.01 par value                             13,077,889
       Class B, $.01 par value                                - 0 -

================================================================================

                       CORT BUSINESS SERVICES CORPORATION

                               INDEX TO FORM 10-Q


                                                                        Page No.
                                                                        --------
Part I.  FINANCIAL INFORMATION

         Item 1.  FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets.................     1

                  Condensed Consolidated Statements of Operations.......     2

                  Condensed Consolidated Statements of Cash Flows.......     3

                  Notes to Condensed Consolidated Financial Statements..     4

         Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS................     6

Part II. OTHER INFORMATION

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K......................    10

SIGNATURE...............................................................    11

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                     December 31,  September 30,
                                                         1997           1998
                                                     ------------  -------------
                                                                    (unaudited)
                      ASSETS
Cash and cash equivalents ..........................   $     --       $  1,159
Accounts receivable, net ...........................     13,521         15,022
Prepaid expenses ...................................      4,127          5,619
Rental furniture, net ..............................    164,323        194,301
Property, plant and equipment, net .................     38,777         42,710
Other receivables and assets, net ..................      3,183          4,261
Goodwill, net ......................................     53,910         70,999
                                                       --------       --------
     Total assets ..................................   $277,841       $334,071
                                                       ========       ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

Accounts payable ...................................   $  5,551       $  4,231
Accrued expenses ...................................     27,936         26,339
Deferred revenue and security deposits .............     17,217         20,339
Revolving credit facility ..........................     13,200         99,300
Senior notes, 12% ..................................     49,932             --
Deferred income taxes ..............................     14,673         14,673
                                                       --------       --------
                                                        128,509        164,882
Stockholders' equity ...............................    149,332        169,189
                                                       --------       --------
     Total liabilities and stockholders' equity ....   $277,841       $334,071
                                                       ========       ========

See accompanying notes to unaudited condensed consolidated financial statements.

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                                Three Months Ended    Nine Months Ended
                                                                   September 30,        September 30,
                                                                 -----------------   -------------------
                                                                   1997      1998      1997       1998
                                                                 -------   -------   --------   --------
Revenue:
  Furniture rental ...........................................   $61,135   $68,477   $176,367   $196,356
  Furniture sales ............................................    12,253    14,254     38,803     39,948
                                                                 -------   -------   --------   --------
      Total revenue ..........................................    73,388    82,731    215,170    236,304
                                                                 -------   -------   --------   --------
Operating costs and expenses:
  Cost of furniture rental ...................................    11,582    12,358     33,597     35,226
  Cost of furniture sales ....................................     7,377     8,698     23,474     24,234
  Selling, general and administrative expenses ...............    42,326    47,794    123,842    137,034
                                                                 -------   -------   --------   --------
      Total costs and expenses ...............................    61,285    68,850    180,913    196,494
                                                                 -------   -------   --------   --------
      Operating earnings .....................................    12,103    13,881     34,257     39,810
Interest expense .............................................     2,125     2,126      6,363      6,164
                                                                 -------   -------   --------   --------
      Income before income taxes .............................     9,978    11,755     27,894     33,646
Income taxes .................................................     4,102     4,960     11,481     14,140
                                                                 -------   -------   --------   --------
      Income before extraordinary loss .......................     5,876     6,795     16,413     19,506
                                                                 -------   -------   --------   --------
Extraordinary loss on early retirement of debt,
  net of income tax benefit of $1,672 ........................        --     2,508         --      2,508
                                                                 -------   -------   --------   --------
      Net Income .............................................   $ 5,876   $ 4,287   $ 16,413   $ 16,998
                                                                 =======   =======   ========   ========
Earnings per common share before extraordinary loss:
      Basic ..................................................   $   .46   $   .52   $   1.28   $   1.50
      Diluted ................................................   $   .44   $   .50   $   1.23   $   1.45

Earnings per common share:
      Basic ..................................................   $   .46   $   .33   $   1.28      1.31$
      Diluted ................................................   $   .44   $   .32   $   1.23      1.26$

Weighted average number of common shares used in computations:
      Basic ..................................................    12,834    13,050     12,785     12,999
      Diluted ................................................    13,420    13,467     13,355     13,486


See accompanying notes to unaudited condensed consolidated financial statements.

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                          ---------------------
                                                            1997        1998
                                                          --------    ---------
Cash flows from operating activities:
  Net income ..........................................   $ 16,413    $  16,998
  Proceeds of disposals of rental furniture in
    excess of gross profit ............................     21,241       22,925
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Extraordinary loss on early retirement of debt ..         --        2,508
      Depreciation and amortization:
        Rental furniture depreciation .................     25,186       27,051
        Other depreciation and amortization ...........      3,559        4,535
        Goodwill amortization .........................      1,137        1,397
        Amortization of debt issuance costs ...........        540          550
      Rental furniture inventory shrinkage ............      2,366        2,152
      Changes in operating accounts, net ..............      4,468          152
                                                          --------    ---------
         Net cash provided by operating activities ....     74,910       78,268
                                                          --------    ---------
Cash flows from investing activities:
  Purchases of rental furniture .......................    (62,710)     (69,962)
  Purchases of acquired businesses ....................    (13,041)     (30,224)
  Purchases of property, plant and equipment ..........     (6,361)      (7,430)
  Sales of property, plant and equipment ..............        900          104
  Purchase of investment ..............................         --       (3,000)
                                                          --------    ---------
         Net cash used by investing activities ........    (81,212)    (110,512)
                                                          --------    ---------
Cash flows from financing activities:
  Issuance of common stock ............................        499          738
  Borrowings on the line of credit ....................     56,512      120,000
  Repayments on the line of credit ....................    (50,312)     (33,900)
  Repayments of long term debt ........................        (68)     (49,932)
  Payments to retire debt .............................         --
                                                                --       (3,503)
                                                          --------    ---------
        Net cash provided by financing activities .....      6,631       33,403
                                                          --------    ---------
        Net increase in cash and cash equivalents .....        329        1,159
Cash and cash equivalents at beginning of period ......        123           --
                                                          --------    ---------
Cash and cash equivalents at end of period ............   $    452    $   1,159
                                                          ========    =========
Supplemental disclosures of cash flow information:
  Tax benefit from exercise of stock options ..........   $  1,017    $   2,103
  Interest paid .......................................      7,231        7,306
  Income taxes paid ...................................      8,471        9,602


See accompanying notes to unaudited condensed consolidated financial statements.

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


(1)  Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position of CORT Business Services Corporation ("CORT" or the "Company") and Subsidiary as of September 30, 1998, and the results of operations for the three and nine months ended September 30, 1998 and 1997, and the cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements are unaudited, and do not include all related footnote disclosures.

     The interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 1997 Annual Report on Form 10-K.

(2)  Income Taxes

     The Internal Revenue Service ("IRS") had proposed the disallowance of certain deductions taken by Fairwood Corporation for a consolidated tax group of which CORT Furniture Rental Corporation ("CFR") was previously a member (the "Former Group") through the year ended December 31, 1988. The IRS challenge included the assertion that certain interest deductions taken by the Former Group should be recharacterized as non-deductible dividend distributions and that deductions for certain expenses related to the acquisition of Mohasco Corporation (now Consolidated Furniture Corporation ("Consolidated")), CFR's former shareholder, be disallowed. Fairwood Corporation has indicated to the Company that it has reached an agreement with the IRS regarding a settlement of the proposed adjustments. The bankruptcy court handling Fairwood Corporation's bankruptcy filing approved the terms of the settlement in October 1998. The total tax liability of the Former Group under the terms of the settlement is approximately $6 million, including interest through September 30, 1998.

     Under IRS regulations, the Company and each other member of the Former Group is severally liable for the full amount of any Federal income tax liability of the Former Group while CFR was a member of the Former Group, which could be as much as approximately $4.5 million for such periods (including interest through September 30, 1998) under the terms of the settlement. Under the agreement of sale for CFR, Consolidated agreed to indemnify the Company in full for any consolidated tax liability of the Former Group for the years during which CFR was a member of the Former Group. In addition, the Company may have rights of contribution against other members of the Former Group if the Company were required to pay more than its equitable share of any consolidated tax liability. The Company is not in a position to determine the probable impact on the Company's consolidated financial statements, if any.

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


(3)  Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                   Three Months Ended             Nine Months Ended
                                                      September 30,                 September 30,
                                               --------------------------    --------------------------
                                                   1997          1998            1997          1998
                                               -----------   ------------    -----------   ------------
Weighted average shares outstanding
  during the period ........................    12,833,985     13,049,954     12,784,987     12,999,000

Effect of dilutive securities
  Stock options ............................       509,987        393,741        481,505        446,794
  Warrants .................................        76,281         23,271         88,420         40,321
                                               -----------   ------------    -----------   ------------
Weighted average common shares --
  assuming dilution ........................    13,420,253     13,466,966     13,354,912     13,486,115
                                               ===========   ============    ===========   ============
Income before extraordinary loss ...........   $ 5,876,000   $  6,795,000    $16,413,000   $ 19,506,000
Extraordinary loss, net ....................            --      2,508,000             --      2,508,000
                                               -----------   ------------    -----------   ------------
Net income .................................   $ 5,876,000   $  4,287,000    $16,413,000   $ 16,998,000
                                               ===========   ============    ===========   ============
Earnings per common share:
  Income before extraordinary loss .........   $       .46   $        .52    $      1.28   $       1.50
  Extraordinary loss .......................            --           (.19)            --           (.19)
                                               -----------   ------------    -----------   ------------
    Net income .............................   $       .46   $        .33    $      1.28   $       1.31
                                               ===========   ============    ===========   ============
Earnings per common share assuming dilution:
  Income before extraordinary loss .........   $       .44   $        .50    $      1.23   $       1.45
  Extraordinary loss .......................            --           (.19)           --           (.19)
                                               -----------   ------------    -----------   ------------
    Net income .............................   $       .44   $        .32    $      1.23   $       1.26
                                               ===========   ============    ===========   ============

(4)  Acquisitions

     On August 14, 1998, the Company acquired certain assets of Instant Interiors Corporation, a provider of rental furniture in the Midwest area, for approximately $16,000,000, in a transaction accounted for as a purchase business combination. Based on the preliminary allocation of the purchase price to the net assets acquired, goodwill of approximately $8,250,000 was recorded. Such goodwill is being amortized on a straight-line basis over 40 years.

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (dollar figures in thousands)


Results of Operations

Three months ended September 30, 1998 as compared to three months ended September 30, 1997

Revenue

Total revenue increased 12.7% to $82,731 for the three months ended September 30, 1998 from $73,388 for the three months ended September 30, 1997. Furniture rental revenue for the quarter ended September 30, 1998 was $68,477, a 12.0% increase from $61,135 in 1997. Rental revenue growth before the impact of acquisitions, merged markets and trade show operations was approximately 5% which reflects growth in the number of leases as well as revenue per lease. Furniture sales increased 16.3% to $14,254 for the three months ended September 30, 1998. The addition of new clearance centers, a few large conversion sales, and the impact of acquisitions contributed to this increase.

Operating Costs and Expenses

Cost of furniture rental has decreased from 18.9% of furniture rental revenue in 1997 to 18.0% of furniture rental revenue in 1998. The increase in rental margins is primarily attributable to the expansion of CORT's housewares business and improvements in inventory control from the continued installation of the perpetual system. Cost of furniture sales increased from 60.2% of furniture sales revenue in 1997 to 61.0% in 1998 primarily as a result of the large conversion sales.

Selling, general and administrative expenses totaled $47,794 or 57.8% of total revenue for the quarter ended September 30, 1998 as compared to $42,326 or 57.7% of total revenue for the quarter ended September 30, 1997. Operating expenses as a percent of total revenue remained stable.

Operating Earnings

As a result of the changes in revenue, operating costs and expenses discussed above, operating earnings were $13,881 or 16.8% of total revenue in the third quarter of 1998 compared to $12,103 or 16.5% of total revenue in the third quarter of 1997.

Nine months ended September 30, 1998 as compared to nine months ended September 30, 1997

Revenue

Total revenue increased 9.8% to $236,304 for the nine months ended September 30, 1998 from $215,170 for the nine months ended September 30, 1997. Furniture rental revenue for the nine months ended September 30, 1998 was $196,356, an 11.3% increase from $176,367 in 1997. Rental revenue growth before the impact of acquisitions, merged markets, and trade show operations was approximately 6% which reflects growth in the number of leases as well as revenue per lease. Furniture sales increased 3.0% to $39,948 for the nine months ended September 30, 1998. The Company experienced an unusually large corporate sale in 1997 and closed its model home business in Atlanta in 1998; adjusting for these events, furniture sales revenue would have increased approximately 13%. The addition of new clearance centers, a few large conversion sales as well as the impact of acquisitions contributed to this increase.

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                          (dollar figures in thousands)


Operating Costs and Expenses

Cost of furniture rental has decreased from 19.0% of furniture rental revenue in 1997 to 17.9% in 1998. A reduction of depreciation as a percent of revenue as well as the expansion of CORT's housewares contributed to this improvement. Cost of furniture sales increased from 60.5% of furniture sales revenue in 1997 to 60.7% in 1998.

Selling, general and administrative expenses totaled $137,034 or 58.0% of total revenue for the nine months ended September 30, 1998 as compared to $123,842 or 57.6% of total revenue for the same nine months of 1997. Selling, general and administrative expenses remained relatively flat as a percentage of revenue adjusted for unusually large sales.

Operating Earnings

As a result of the changes in revenue, operating costs and expenses discussed above, operating earnings were $39,810 or 16.8% of total revenue for the nine months ended September 30, 1998 compared to $34,257 or 15.9% of total revenue for the nine months ended September 30, 1997.

Furniture Purchases

Furniture purchases, which totaled $69,962 in the nine months ended September 30, 1998, increased from the $62,710 purchased in the nine months ended September 30, 1997. Purchases for acquisitions accounted for over half the growth. The remaining increase reflects normal business requirements including a reduction for merged markets and start up operations.

Liquidity and Capital Resources

CORT Business Services is a holding company with no independent operations, no material obligations and no material assets other than its ownership of CFR. The Company is dependent on the receipt of dividends or distributions from CFR to fund any obligations. The revolving credit facility restricts the ability of CFR to make advances and pay dividends to the Company.

The Company's primary capital requirements are purchases of rental furniture. The Company purchases furniture throughout each year to replace furniture which has been sold and to maintain adequate levels of rental furniture to meet existing and new customer needs. As the Company's growth strategies continue to be implemented, furniture purchases are expected to increase.

The Company's other capital requirements consist primarily of purchases of property, plant and equipment, including leasehold improvements, warehouse and office equipment, standard programming enhancements and computer hardware. Net purchases of property, plant and equipment were $5,461 and $7,326 in the nine months ended September 30, 1997 and 1998, respectively.

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                          (dollar figures in thousands)


During the nine months ended September 30, 1997 and 1998, net cash provided by operations was $74,910 and $78,268, respectively. During the nine months ended September 30, 1997 and 1998, net cash used by investing activities was $81,212 and $110,512, respectively, consisting primarily of purchases of rental furniture and acquisitions. During the nine months ended September 30, 1997 and 1998, net cash provided by financing activities was $6,631 and $33,403, respectively.

On September 10, 1998, the Company redeemed the remaining $49,932 of its 12% Senior Notes at a price of 107% of the principal amount plus accrued and unpaid interest to the date of redemption. The Company used borrowings under an expanded credit line with its existing bank group to redeem the notes. As a result of the early retirement of the Senior Notes, the Company recognized an extraordinary loss of $2,508, net of income tax benefit of $1,672, in the third quarter of 1998.

CFR has available a revolving line of credit of $125,000 to meet acquisition and expansion needs as well as seasonal working capital and general corporate requirements. CFR had borrowings of $99,300 under the line of credit at September 30, 1998.

The Internal Revenue Service ("IRS") had proposed the disallowance of certain deductions taken by Fairwood Corporation for a consolidated tax group of which CORT Furniture Rental Corporation ("CFR") was previously a member (the "Former Group") through the year ended December 31, 1988. The IRS challenge included the assertion that certain interest deductions taken by the Former Group should be recharacterized as non-deductible dividend distributions and that deductions for certain expenses related to the acquisition of Mohasco Corporation (now Consolidated Furniture Corporation ("Consolidated")), CFR's former shareholder, be disallowed. Fairwood Corporation has indicated to the Company that it has reached an agreement with the IRS regarding a settlement of the proposed adjustments. The bankruptcy court handling Fairwood Corporation's bankruptcy filing approved the terms of the settlement in October 1998. The total tax liability of the Former Group under the terms of the settlement is approximately $6 million, including interest through September 30, 1998.

Under IRS regulations, the Company and each other member of the Former Group is severally liable for the full amount of any Federal income tax liability of the Former Group while CFR was a member of the Former Group, which could be as much as approximately $4.5 million for such periods (including interest through September 30, 1998) under the terms of the settlement. Under the agreement of sale for CFR, Consolidated agreed to indemnify the Company in full for any consolidated tax liability of the Former Group for the years during which CFR was a member of the Former Group. In addition, the Company may have rights of contribution against other members of the Former Group if the Company were required to pay more than its equitable share of any consolidated tax liability. The Company is not in a position to determine the probable impact on the Company's consolidated financial statements, if any.

Year 2000

As is the case with other companies using computers in their operations, the Company is faced with the task of addressing the Year 2000 issue. The Year 2000 issue arises from the widespread use of computer programs that rely on two-digit codes to perform computations or decision-making functions. The Company has done a comprehensive review of its significant computer programs to identify the systems that would be affected by the Year 2000 issue.

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                          (dollar figures in thousands)


The Company relies on computer-based technology and utilizes a variety of third-party hardware and software. The Company's rental and retail functions, including lease writing, inventory control, billing and accounts receivable use the software called "RTR". This software, which is the Company's primary operating system, has been recently developed and installed in most of the Company's operations. The RTR software has been modified for Year 2000 compliance, but the modified version has not yet been installed in the operations of the Company. The installation of RTR, as well as the Year 2000 modification, is expected to be completed in the second quarter of 1999. The Company utilizes third party software for administrative functions such as accounting, payroll and human resources. The Company expects to upgrade the administrative function third party software to the Year 2000 version or install new software which is Year 2000 compliant in the first half of 1999. The Company currently estimates the cost of modifying its computer systems to be Year 2000 compliant to be approximately $250; the majority of these costs will be incurred by March 31, 1999.

The Company is still in the process of reviewing its Year 2000 exposure to customers and vendors. The Company is not dependent on any one supplier or customer for more than 10% of its rental furniture or revenue, respectively. As part of its contingency planning efforts, the Company is sending inquiries as to the Year 2000 readiness to selected vendors in order to identify any significant exposures that may exist and establish alternative sources or strategies where necessary. The Company is currently unaware of any Year 2000 problems faced by any customers or vendors that are likely to have a material adverse effect on the Company.

There can be no guarantee that the foregoing cost estimates or deadlines will be achieved and actual results could differ from current expectation. Specific factors that might cause differences include, but are not limited to, the ability of customers, suppliers, and other companies on which the Company's operations rely to modify or convert their systems to be Year 2000 ready, the ability of the Company to locate and correct all relevant computer code, or similar uncertainties. The Company is in the process of developing contingency plans for such scenarios.

New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (FAS No. 131), "Disclosure about Segments of an Enterprise and Related Information." FAS No. 131 requires CORT to present certain information about operating segments and related information, including geographic and major customer data, in its annual financial statements and in condensed financial statements for interim periods. The Company is required to adopt the provisions of this statement during fiscal year 1998 and plans to implement the provisions of this statement at December 31, 1998. Management is currently determining the necessary additional disclosures, if any.

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


                                            CORT BUSINESS SERVICES CORPORATION
                                            (Registrant)



Date:  November 16, 1998                     By:  /s/ Frances Ann Ziemniak
       ---------------------                      ----------------------------
                                                  Frances Ann Ziemniak
                                                  Vice President, Finance, CFO
                                                  and Secretary
                                                  (Principal financial and
                                                  principal accounting officer)

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY

                                  EXHIBIT INDEX

Exhibit
Number                             Description                              Page
-------                            -----------                              ----
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

Exhibit
Number                             Description                              Page
-------                            -----------                              ----
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

 10.16 Amended and Restated CORT Business Services Corporation 1995 Stock Based Incentive Compensation Plan as adopted by the Board of Directors on July 25, 1995 and amended and restated on May 14, 1997; incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997

 10.17 CORT Business Services Corporation 1997 Directors Stock Option Plan, as adopted by the stockholders of the Company at the Annual Meeting of Stockholders on May 14, 1997; incorporated by reference to Appendix C to the Company's Definitive Proxy Statement on Schedule 14A, filed as of March 31, 1997

  11.1 Statement re computation of per share earnings; incorporated by reference to page 5 of the Company's Form 10-Q for the fiscal quarter ended September 30, 1998

   27      Financial Data Schedules