Form 10-K
period 1998-12-31
CORT BUSINESS SERVICES CORP
filed 1999-04-01
CIK 905401

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

     Non-affiliates of CORT Business Services Corporation held 6,904,501 shares of Common Stock as of March 29, 1999. The fair market value of the stock held by non-affiliates is $159,666,586 based on the sale price of the shares on March 29, 1999.

     As of March 29, 1999, 8,744,174 shares of Common Stock, par value $.01, were outstanding.

     As of March 29, 1999, 4,350,411 shares of Class B Common Stock, par value $.01, were outstanding.

                      Documents Incorporated by Reference:

                Document                                  Part of Form 10-K
                --------                                  -----------------
Annual Report to Stockholders for the fiscal year             Part II
          ended December 31, 1998
  Proxy Statement for the Annual Meeting of                   Part III
    Stockholders to be held May 11, 1999

================================================================================

                                     PART I

ITEM 1. Business

Overview

CORT Business Services Corporation (the "Company" or "CORT") through its wholly-owned subsidiary CORT Furniture Rental Corporation ("CFR") is the leading national provider of rental furniture, accessories and related services in the growing and fragmented "rent-to-rent" segment of the furniture rental industry. The "rent-to-rent" segment serves both corporate and individual customers who desire flexibility to meet their temporary and transitional needs. The Company focuses on corporate customers by offering office and residential furniture and related accessories through a direct sales force of approximately 900 salespeople and a network of 119 showrooms in 32 states and the District of Columbia. The Company believes that approximately 80% of its rental revenue is derived from its corporate customers, while the remainder is derived principally from rentals to middle- and upper-income level individuals. The Company maintains the showroom quality condition of its merchandise available for rent by selling its previously rented merchandise through a network of 83 company-operated clearance centers, thereby enabling the Company to regularly update its inventory with new styles and new merchandise. Sales of furniture through clearance centers, at prices which for the last five years have averaged 108% of the furniture's original cost, allow the Company to maximize the residual value of its rental merchandise. Furniture sales through clearance centers and other sales accounted for approximately 17% of the Company's total 1998 revenue.

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

According to industry estimates, a significant portion of the "rent-to-rent" furniture rental revenues is derived from single-location and small regional rental businesses which present attractive consolidation opportunities for the larger "rent-to-rent" furniture rental companies such as CORT. Since the beginning of 1993, the Company has acquired two larger regional competitors, General Furniture Leasing and Evans Rents, and has completed and successfully integrated 19 lease portfolio acquisitions. Management believes that CORT is well-positioned to continue capitalizing on the industry's consolidation trend due to its national presence, leading market share and financial capacity.

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

Acquisitions

The primary focus of the Company's growth strategy has been and will continue to be the selective acquisition of small lease portfolios and regional companies in new and existing markets. Since the beginning of 1993, the Company has completed 18 small lease portfolio acquisitions which include entrance into the New York City, Salt Lake City, Pittsburgh and Cleveland markets. In addition, the Company completed the purchase of the rental furniture business of Instant Interiors Corporation. This acquisition expands CORT's reach into the Midwest, particularly in Michigan, Illinois, Indiana, and Ohio, and provides a centralized distribution format that is cost effective in serving large geographic areas containing many smaller cities. In a typical lease portfolio acquisition, the Company acquires existing leases and rental furniture. Additionally, the Company retains sales personnel with strong local customer relationships. The Company generally does not acquire showrooms, distribution facilities or clearance centers in existing markets. However, in new markets, the Company may choose to retain such real estate. The Company also believes that there are a select number of opportunities to acquire larger regional companies in order to enter new markets and increase its market share in existing markets. For example, the Company has acquired two larger regional companies: General Furniture Leasing in September 1993, which had total revenues of approximately $41.5 million for fiscal year 1992, and Evans Rents in April 1996, which had total revenues of approximately $30.5 million for fiscal year 1995. The acquisition of General Furniture Leasing provided CORT with immediate access to new market areas and additional critical mass in CORT's existing markets. Evans Rents provided CORT with additional critical mass in the greater Los Angeles and San Francisco areas, increased the percentage of rental revenue derived from the rental of higher-margin office furniture products and contributed additional expertise in the supply of furniture for trade shows and conventions.

The Company entered the trade show furnishings business through acquisition of three businesses in 1997. These businesses have been integrated to create CORT's trade show furnishings segment and will establish CORT as one of the major players in this segment of the furniture rental industry. To further expand this segment, the Company purchased certain assets of the trade show furnishings business of Aaron Rents, Inc. in October 1998. The trade show furnishings business serves the major trade show contractors and corporate exhibitors nationwide and provides specialty rental furniture for use at conventions and trade shows. Major locations served include: Atlanta, Chicago, Dallas, Las Vegas, Los Angeles, New Orleans, Orlando, New York City, San Francisco, and Washington, D.C.

New Markets and Additional Facilities

The Company continues to expand the number of showrooms and clearance centers within its existing markets as well as initiate new operations, including showrooms, distribution facilities and clearance centers, in strategically identified geographic locations where it currently does not conduct business and where attractive acquisition opportunities do not exist. By increasing the number of showrooms and clearance centers associated with existing distribution facilities, the Company is able to distribute its real estate, personnel and other fixed costs over a larger revenue base. Since the beginning of 1995, CORT has begun operations in seven new metropolitan markets: Birmingham, AL; Huntsville, AL; Little Rock, AR; Portland, OR; St. Louis, MO; Las Vegas, NV and El Paso, TX.

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

Management believes the demand for rental products is driven by continued growth in management and professional employment levels, the changing trends in American business towards flexibility and outsourcing and the impact of a more mobile and transitory population.

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

Operating Segments

The Company has identified the following operating segments based on the distinct products/services from which each derives revenue:

Furniture Rental  - rental of residential  and office  furniture and accessories to individual and corporate customers.

Furniture Sales   - sale of new or  previously  rented  residential  and  office furniture to the general public.

Trade Show        - short term rental of display and workplace  furnishings  for
 Operations         trade   shows,   conventions,    and  special   events    to
                    corporate customers and trade show associations.

Housewares        - rental of kitchen,  bedroom and bathroom  accessories to the
 Operations         Furniture Rental segment.

Furniture rental and furniture sales segments represent the aggregation of individual districts, all of which have similar economic characteristics and distribution methods. Trade Show Operations and Housewares Operations are aggregated with furniture rental and furniture sales for reporting purposes.

The Company reports separately, in its Consolidated Statements of Operations, the revenue and associated cost of revenue of its reportable segments. Operating segments are measured on the basis of gross margin; operating expenses, goodwill amortization, interest expense, tax expense, and extraordinary items are not allocated to the individual segments.

Assets and liabilities are not specifically allocated between Furniture Rental and Furniture Sales. All rental furniture is available for rental or sale.

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

The Company provides rental specialty furniture for short term use at trade shows and conventions through its trade show furnishings operation. The Company had operations in New Orleans and California. The trade show services business expanded through the acquisition of three trade show businesses in March 1997 and one trade show business in October 1998. The combination of CORT's national network with the experience of these organizations should provide the Company with a competitive advantage in the trade show and convention services business.

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

Customer Services

CORT is dedicated to providing consistently high quality customer service nationwide to its corporate and individual customers. Through its national network, the Company more efficiently services its corporate clients by providing a single point of contact for customers who have furniture needs in multiple locations, offering consistent quality of products and services at all CORT locations, and offering a broad spectrum of products to customers. Under its Personal Service Guaranty, the Company ensures customers of CORT Furniture Rental that they will be satisfied with the furniture they rent or the Company will exchange it for similar furniture within two business days, free of charge. Additionally, the Company's employees assist customers with space planning, interior design and apartment location services.

Furniture Sales

For the last five years, the Company has derived 71% of its furniture sales revenue from clearance centers sales. The remaining furniture sales revenue is derived primarily from lease conversions and sales of new furniture. Sales of rental furniture allow the Company to control inventory levels and maintain showroom quality of rental inventory. On average, furniture is typically sold through the clearance centers three years after its initial purchase by the Company. For the last five years, sales of rental furniture through the clearance centers have had an average recovery margin on the original cost of furniture of approximately 108%, at a price which is usually considerably lower than the price of comparable new merchandise. Management believes that its ability to recover the original cost of its furniture through its clearance centers is a key contributor to the Company's profitability.

Sales, Marketing and Advertising

The Company employs a sales force of approximately 900 people, including managers and supervisors, rental consultants, commercial account executives, residential account executives, and clearance center personnel. In general, rental consultants service walk-in showroom customers, clearance center sales personnel are responsible for walk-in clearance center customers and commercial and residential account executives work to develop office and residential customers in their markets. Utilizing the Company's national distribution network to emphasize its ability to serve customers throughout the country, the Company employs fourteen national account representatives who are responsible for customers with business in more than one district.

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

The Company acquires furniture from a large number of manufacturers and is not dependent on any particular manufacturer as a source of supply. In 1998, no furniture manufacturer accounted for more than 10% of the Company's furniture purchases. Management believes that the Company is able to purchase furniture at lower prices than its competitors due to the centralized selection of its product line and large volume of purchases. The Company is generally able to obtain prompt delivery of furniture from its suppliers and has not experienced significant interruptions in its business resulting from delays in acquiring furniture.

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

Employees

On December 31, 1998, the Company employed approximately 2,700 people, of whom approximately 106 were employed at corporate headquarters. Approximately 900 people were employed as salespersons, 1,500 people were employed in the warehouse and distribution portion of the business and the remainder in district and regional administrative positions.

The Company's warehouse and delivery employees in Maryland (approximately 49 persons) are represented by an independent union under a contract which expires in December 1999. Additionally, 16 of the Company's warehouse and delivery employees in New York City are represented by the Local 840 of the International Brotherhood of Teamsters under a contract which expires in June 1999.

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

Regulatory Matters

Compliance with Federal, state and local laws and regulations governing pollution and protection of the environ-ment is not expected to have any material effect upon the financial condition or results of operations of the Company.

Subsequent Event

On March 25, 1999 the Company entered into an Agreement and Plan of Merger among the Company, CBF Holding LLC, a Delaware limited liability company, and CBF Mergerco Inc., a Delaware corporation. Pursuant to the Merger

Agreement, an investor group that includes Bruckmann, Rosser, Sherrill & Co., Inc. ("BRS") and members of the Company's management team will acquire the Company for consideration of $24.00 per share in cash and $2.50 per share in liquidation value of a new series of preferred stock. Citicorp Venture Capital, Ltd. ("CVC") will retain a portion of its investment and thereby provide equity financing to the resulting corporation.

The merger agreement requires approval by the holders of a majority of the Company's voting stock and, in addition, approval by the holders of a majority of the outstanding voting stock who are not affiliated with BRS, CVC or other members of the investor group. The merger is also subject to other conditions, including receipt of necessary financing, a limitation on the number of dissenting shareholders and certain regulatory approvals. The merger agreement will terminate if the investor group has not obtained customary commitment and highly confident letters to provide the required debt financing within thirty days after the date of the merger agreement. There can be no assurance that the merger will be completed, or that the merger will be completed as contemplated.

ITEM 2. Properties

As of December 31, 1998, the Company carried out its rental, sales and warehouse operations through 277 facilities, of which 20 were owned and 257 were leased. The leased facilities have lease terms with expiration dates ranging from 1999 to 2014. Upon the expiration of its leases, the Company generally has been able to either extend its leases or obtain suitable alternative facilities on satisfactory terms. Management seeks to locate properties in new markets where rental, clearance and warehouse operations can be combined in one facility. As the Company expands in a particular district, the Company seeks to open free-standing showrooms and clearance centers that can be serviced from pre-existing warehouses. The Company's showrooms generally have 4,500 square feet of floor space. The Company regularly reviews the presentation and appearance of its furniture showrooms and clearance centers and periodically improves or refurbishes them to enhance their attractiveness to customers.

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

The metropolitan areas in which the Company operates, together with the number of showrooms in each metropolitan area, are set forth in the table below:


              District Locations                      Number of Showrooms
-----------------------------------------             -------------------
ALABAMA                     Birmingham                        1
                            Huntsville                        1
ARIZONA                     Phoenix                           2
ARKANSAS                    Little Rock                       1
CALIFORNIA                  Orange County                     2
                            Los Angeles                       6
                            Sacramento                        1
                            San Diego                         1
                            San Francisco                     5
                            Santa Clara                       2
COLORADO                    Denver                            2
DISTRICT OF COLUMBIA        (1)                               7
FLORIDA                     Ft. Lauderdale                    2
                            Jacksonville                      1
                            Miami                             2
                            Orlando                           3
                            Pensacola                         1
                            Tampa                             2
GEORGIA                     Atlanta                           6
ILLINOIS                    Chicago                           4
INDIANA                     Indianapolis                      3
KANSAS                      Kansas City                       1
KENTUCKY                    Louisville                        2
LOUISIANA                   Baton Rouge                       2
                            New Orleans                       1
MASSACHUSETTS               Boston                            3
MICHIGAN                    Ann Arbor                         1
                            Detroit                           4
                            Grand Rapids                      1


              District Locations                      Number of Showrooms
-----------------------------------------             -------------------
                            Kalamazoo                         1
                            Lansing                           1
MINNESOTA                   Minneapolis                       2
MISSOURI                    St. Louis                         1
NEVADA                      Las Vegas                         1
NEW JERSEY                  Kearny                            3
NEW MEXICO                  Albuquerque                       1
NEW YORK                    New York                          1
NORTH CAROLINA              Raleigh                           2
                            Charlotte                         2
OHIO                        Cincinnati                        2
                            Cleveland                         2
                            Columbus                          1
OKLAHOMA                    Oklahoma City                     1
                            Tulsa                             1
OREGON                      Portland                          1
PENNSYLVANIA                Philadelphia(2)                   4
                            Pittsburgh                        1
TENNESSEE                   Memphis                           1
                            Nashville                         1
TEXAS                       Austin                            1
                            Corpus Christi                    1
                            Dallas                            4
                            El Paso                           1
                            Houston                           4
                            San Antonio                       2
UTAH                        Salt Lake City                    1
VIRGINIA                    Richmond                          1
                            Virginia Beach                    1
WASHINGTON                  Seattle                           3
                                                            ---
   TOTAL                                                    119

------------
(1)  Includes locations in Washington, D.C., Maryland and Virginia.
(2)  Includes locations in Pennsylvania, New Jersey and Delaware.

The Company distributes its furniture using a fleet of approximately 352 leased and 47 company-owned delivery trucks. The trucks are usually rented for a period of five to six years under operating leases and typically display CORT's tradenames.

ITEM 3. Legal Proceedings

At December 31, 1998, the Company was involved in certain legal proceedings arising in the normal course of its business. The Company believes the outcome of these matters will not have a material adverse effect on the Company.

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


Name                          Age       Position
----                          ---       --------
Paul N. Arnold (3)            52        President, Chief Executive Officer & Director
Robert Baker                  44        Group Vice President--CORT Instant
Anthony J. Bellerdine         50        Senior Group Vice President


Name                          Age       Position
----                          ---       --------
Michael G. Connors            42        Vice President--Real Estate
Charles M. Egan (3)           62        Chairman & Director
Kenneth W. Hemm               44        Executive Vice President & Chief Operating Officer - Division II
Steven D. Jobes               49        Executive Vice President & Chief Marketing Officer
Lloyd Lenson                  48        Executive Vice President & Chief Operating Officer - Division I
Victoria L. Stiles            44        Vice President--Human Resources & Corporate Risk Management
William Swets                 44        Vice President--Business Development
Maureen C. Thune              33        Vice President--Controller & Assistant Secretary
Frances Ann Ziemniak          48        Executive Vice President, Chief Financial Officer & Secretary
Keith E. Alessi (2)           44        Director
Bruce C. Bruckmann (1)(2)     45        Director
Michael A. Delaney(1)         44        Director
Gregory B. Maffei(2)          38        Director
James A. Urry (1)             45        Director

------------

(1) Member of Compensation Committee
(2) Member of Audit Committee
(3) Member of Directors Stock Option Committee


PAUL N. ARNOLD, President, Chief Executive Officer and Director. Mr. Arnold has been with CORT and Mohasco Corporation, its former parent, for 30 years and has held group management positions within CORT since 1976. He has held his current position since July 1992. He is also a Director of Town Sports International, Inc.

ANTHONY J. BELLERDINE, Senior Group Vice President. Mr. Bellerdine has been with CORT since July 1991. He was appointed to Group Vice President in December 1994, having served as Area Vice President and Senior District Manager. Prior to joining CORT, Mr. Bellerdine was Senior Vice President of Sales and Marketing of Stern Office Furniture for eight years.

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

KENNETH W. HEMM,  Executive Vice President & Chief  Operating  Officer--Division
II. Mr. Hemm has been with CORT for 17 years. He was appointed Group Vice President in June 1992, having served as Group Manager since January 1991.

STEVEN D. JOBES, Executive Vice President & Chief Marketing Officer. Mr. Jobes has been with CORT for 26 years and served as Group Vice President prior to assuming his current position in May 1993.

LLOYD LENSON, Executive Vice President & Chief Operating Officer--Division II. Mr. Lenson has been with CORT for 19 years serving in his current position since May 1993. He previously served as Group Vice President and as Vice President--Marketing, Sales and Acquisitions.

ROBERT BAKER, Group Vice President--CORT/Instant. Mr. Baker joined the Company in August 1998 with the acquisition of certain assets of Instant Interiors Corporation. Mr. Baker was the Chairman of Instant Interiors Corporation from 1978 until the acquisition.

VICTORIA L. STILES, Vice President--Human Resources and Corporate Risk Management. Ms. Stiles joined CORT in November 1987, after nearly eight years in Personnel for the Hecht Company, a division of the May Company. She was appointed to Vice President in July 1996, having served as Director of Human Resources and Regional Manager of Human Resources.

WILLIAM SWETS, Vice President--Business Development. Mr. Swets joined the Company in August 1998 with the acquisition of certain assets of Instant Interiors Corporation. Mr. Swets was the founder and president of Instant Interiors Corporation from 1978 until the acquisition.

MAUREEN C. THUNE, Vice President--Corporate Controller and Assistant Secretary. Ms. Thune joined CORT in August 1992 after five years with KPMG Peat Marwick LLP, having most recently served as a Manager.

FRANCES ANN ZIEMNIAK, Executive Vice President, Chief Financial Officer and Secretary. Ms. Ziemniak joined the Company in March 1995 after three years as an independent consultant focusing on risk-management and retail acquisition analysis. Ms. Ziemniak was previously Vice President, Finance and Chief Financial Officer for Federated Merchandising, a division of Federated Department Stores, Inc. from 1987 to 1992 and Corporate Vice President, Financial Services for The GAP, Inc. from 1982 to 1987. Before Ms. Ziemniak joined The GAP, Inc. in 1979, she was employed by Ernst & Young LLP.

KEITH E. ALESSI, Director. Mr. Alessi is currently President, Chief Executive Officer and Chairman of the Board of Directors of Telespectrum Worldwide, Inc. Mr. Alessi was President and Chief Executive Officer of Jackson Hewitt Inc. from June 1996 through March 1998. He was Vice Chairman and Chief Financial Officer of Farm Fresh, Inc. (which filed voluntary bankruptcy as part of a sale of the company in January 1998 and emerged from bankruptcy in February 1998) from June 1994 through June 1996. He had previously served in various executive capacities, including President, with Farm Fresh from 1988 to 1992. Mr. Alessi was Chairman and Chief Executive Officer of Virginia Supermarkets, Inc., from 1992 to 1994. He is also a Director of Town Sports International, Inc.

BRUCE C. BRUCKMANN, Director. Mr. Bruckmann is currently Managing Director of Bruckmann, Rosser, Sherrill & Co., Inc. Mr. Bruckmann was a Vice President of Citicorp Venture Capital Ltd., which is an affiliate of the Company, through 1993 and a Managing Director from 1993 through 1994. He is also a Director of AmeriSource Health Corporation, Anvil Knitwear, Inc., Chromcraft-Revington, Inc., Jitney-Jungle Stores of America, Inc., MEDIQ, Incorporated, Mohawk Industries, Inc., Penhall International, Inc. and Town Sports International, Inc.

MICHAEL A. DELANEY, Director. Mr. Delaney is currently a Managing Director of Citicorp Venture Capital Ltd., which is an affiliate of the Company. From 1989 through 1997, he was a Vice President of Citicorp Venture Capital Ltd. and from 1986 through 1989 he was Vice President of Citicorp Mergers and Acquisitions. Mr. Delaney is also a Director of Allied Digital Technologies Corporation, Aetna Industries, Inc., AmeriSource Health Corporation, CLARK Material Handling Corporation, Delco Remy International, Inc., Enterprise Media Inc., FabriSteel, Inc., Great Lakes Dredge & Dock Corporation, GVC Holdings, IKS Corporation, JAC Holdings, MSX International, Inc., Palomar Technologies, Inc., SC Processing, Inc., and Triumph Group, Inc.

GREGORY B. MAFFEI, Director. Mr. Maffei is the Chief Financial Officer of Microsoft Corporation. He joined Microsoft in April 1993, served as Treasurer from 1994 to 1996 and Vice President, Corporate Development from 1996 to 1997, and was promoted to Chief Financial Officer in July 1997. Mr. Maffei is also a Director of Ragen MacKenzie Group Inc., Skytel Communications, Inc. and Starbucks Corporation.

JAMES A. URRY, Director. Mr. Urry has been with Citibank, N.A. since 1981 serving as a Vice President since 1986. He has been a Vice President of Citicorp Venture Capital Ltd., which is an affiliate of the Company, since 1989. He is also a Director of Airxcel, Inc., AmeriSource Health Corporation, Brunner Mond Holdings, CLARK Material Handling Corporation, Hancor Holding Corporation, IKS Corporation, Palomar Products Inc., and York International Corporation.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

The information required for this item is incorporated by reference to page 28 of the Company's 1998 Annual Report to Stockholders.

ITEM 6. Selected Financial Data

The information required for this item is incorporated by reference to page 10 of the Company's 1998 Annual Report to Stockholders.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required for this item is incorporated by reference to pages 11 through 14 of the Company's 1998 Annual Report to Stockholders.

In addition to historic information, this Annual Report on Form 10-K includes certain forward-looking statements as such term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward- looking statements involve certain risks and uncertainties, including but limited to acquisitions, additional financing requirements, development of new products and services, the effect of competitive products and pricing and the effect of general economic conditions, that could cause actual results to differ materially from those in such forward-looking statements.

ITEM 8. Financial Statements and Supplementary Data

The consolidated balance sheets of CORT Business Services Corporation and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998 are incorporated by reference to pages 15 through 27 of the Company's 1998 Annual Report to Stockholders.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

No response to this Item is required.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

The  information  required by Item 401 of Regulation  S-K is included in Part I,
Item 4a. Directors and Executive Officers of the Registrant.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

Information appearing under "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Notice of Annual Meeting of Shareholders and Proxy Statement for the 1999 annual meeting of stockholders (the "1998 Proxy Statement") is incorporated herein by reference. The Company will file the 1998 Proxy Statement with the Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year.

ITEM 11. Executive Compensation

The information required for this item is incorporated by reference to the Company's 1998 Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The information required for this item is incorporated by reference to the Company's 1998 Proxy Statement.

ITEM 13. Certain Relationships and Related Transactions

The information required for this item is incorporated by reference to the Company's 1998 Proxy Statement.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) and (d)   Financial Statements and Schedules (see Index on Page F-1)

(b)           Reports on Form 8-K

              No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

(c)           Exhibits (see Index on Page E-1)

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY

                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CORT BUSINESS SERVICES CORPORATION



                                          By: /s/  Frances Ann Ziemniak
                                              ----------------------------------
                                                   Frances Ann Ziemniak
                                                   (Principal financial officer)


                                         By: /s/   Maureen C. Thune
                                             -----------------------------------
                                                   Maureen C. Thune
                                                  (Principal accounting officer)



Date:  March 31, 1999

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


              Signatures                                Title                                  Date
              ----------                                -----                                  ----
/s/  Paul N. Arnold                    President, Chief Executive Officer (principal       March 31, 1998
-------------------------              executive officer) and Director
     Paul N. Arnold

/s/  Charles M. Egan                   Chairman and Director                               March 31, 1998
-------------------------
     Charles M. Egan

/s/  Frances Ann Ziemniak              Executive Vice President, Chief Financial           March 31, 1998
-------------------------              Officer and Secretary
     Frances Ann Ziemniak

/s/  Keith E. Alessi                   Director                                            March 31, 1998
-------------------------
     Keith E. Alessi

/s/  Bruce C. Bruckmann                Director                                            March 31, 1998
-------------------------
     Bruce C. Bruckmann



              Signatures                                Title                                  Date
              ----------                                -----                                  ----
/s/  Michael A. Delaney                Director                                            March 31, 1998
-------------------------
     Michael A. Delaney

/s/  Gregory B. Maffei                 Director                                            March 31, 1998
-------------------------
     Gregory B. Maffei

/s/  James A. Urry                     Director                                            March 31, 1998
--------------------------
     James A. Urry

                          INDEX TO FINANCIAL STATEMENTS


                                                                      Page
                                                                      ----
Financial Statements...............................................    13

Financial Statement Schedules:

Schedule I - Condensed Financial Information of Registrant.........   S-1

Schedule II - Valuation and Qualifying Accounts....................   S-3



       Exhibit
        Number                          Description                                       Page
        ------                          -----------                                       ----
         2.1      Agreement  and Plan of  Merger,  dated as of March  25,  1999, among the  Company,  CBF Holding LLC and CBF  Mergerco,  Inc.;
                  incorporated  by reference to Exhibit 2.1 the  Company's  Form
                  8-K, filed on March 29, 1999.

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

         10.2 Stock Option, Securities Purchase and Stockholders Agreement, dated as of January 18, 1994, by and among the Company, CFR, Citicorp Venture Capital Ltd. and certain investors named therein; incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8, No. 33-72724, filed on December 9, 1993

         10.3     Amendment 1 to New Cort Holdings  Corporation  and  Subsidiary
                  Employee  Stock Option and Stock  Purchase  Plan as adopted by the Board of  Directors  of the Company on December  21, 1993;
                  incorporated  by  reference  to Exhibit  10.11 to CFR's Annual
                  Report on Form 10-K for the  fiscal  year ended  December  31,
                  1993

         10.4     New Cort Holdings  Corporation  and Subsidiary  Employee Stock
                  Option and Stock Purchase Plan (1995 Plan Distribution) as adopted by the Board of Directors of the Company on December
                  16, 1994;  incorporated by reference to Exhibit 10.13 to CFR's
                  Quarterly  Report on Form 10-Q for the  fiscal  quarter  ended
                  June 30, 1995

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


       Exhibit
        Number                          Description                                       Page
        ------                          -----------                                       ----
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

         11.1 Statement re computation of per share earnings; incorporated by reference to page 5 of the Company's Form 10-Q for the fiscal quarter ended September 30, 1998

         13.1 Portions of the Annual Report of the Company for the fiscal year ended December 31, 1998 which are expressly incorporated by reference herein

         21.1     List of Subsidiaries



       Exhibit
        Number                          Description                                       Page
        ------                          -----------                                       ----
         23.1     Consent of KPMG Peat Marwick LLP


         27       Financial Data Schedules

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 (in thousands)


Condensed Balance Sheets:


                                                            As of December 31,
                                                         -----------------------
                                                           1997           1998
                                                           ----           ----
Investment in CORT Furniture Rental ..............       $149,332       $175,662
Other assets .....................................             --             --
                                                         --------       --------
    Total assets .................................        149,332        175,662
                                                         ========       ========
Accrued expenses .................................             --             --
Long-term debt ...................................             --             --
                                                         --------       --------
    Total liabilities ............................             --             --
Stockholders' equity .............................        149,332        175,662
                                                         --------       --------
    Total liabilities and equity .................       $149,332       $175,662
                                                         ========       ========


Condensed Statements of Operations:


                                                      Year Ended December 31,
                                                 -------------------------------
                                                   1996       1997         1998
                                                   ----       ----         ----
Equity in earnings of CORT Furniture
   Rental ..................................     $15,936     $22,326     $23,395
Interest expense ...........................          --          --          --
                                                 -------     -------     -------
    Income before income taxes .............      15,936      22,326      23,395
Income tax benefit .........................          --          --          --
                                                 -------     -------     -------
    Net income .............................     $15,936     $22,326     $23,395
                                                 =======     =======     =======

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   (CONTINUED)
                                 (in thousands)

Condensed Statements of Cash Flows:


                                                         Year Ended December 31,
                                                     --------------------------------
                                                       1996        1997        1998
                                                       ----        ----        ----
Net income .......................................   $ 15,936    $ 22,326    $ 23,395
Adjustments to reconcile net income to cash flows
 from operating activities:
    Equity in earnings of CORT Furniture Rental ..    (15,936)    (22,326)    (23,395)
    Discount on junior subordinated debentures ...         --          --          --
    Interest converted to long-term debt .........         --          --          --
    Changes in assets and liabilities, net .......         --          --          --
                                                     --------    --------    --------
         Cash used in operating activities .......         --          --          --
                                                     --------    --------    --------
Cash flows from investing activities:
    Investment in CORT Furniture Rental ..........    (33,224)       (677)       (826)
                                                     --------    --------    --------
         Cash used in investing activities .......    (33,224)       (677)       (826)
                                                     --------    --------    --------
Cash flows from financing activities:
    Issuance of common stock .....................     33,224         677         826
    Net proceeds from issuance of long-term debt .         --          --          --
                                                     --------    --------    --------
         Cash provided by financing activities ...     33,224         677         826
                                                     --------    --------    --------
Net increase in cash and cash equivalents ........         --          --          --
Cash and cash equivalents at beginning of period .         --          --          --
                                                     --------    --------    --------
Cash and cash equivalents at end of period .......   $     --    $     --    $     --
                                                     ========    ========    ========
Supplemental disclosures of cash flow information:
    Tax benefit from exercise of stock options ...        571       1,177       2,109


Note to Condensed Financial Statements of Registrant:

Basis of Presentation

The accompanying condensed financial statements represent the accounts of CORT Business Services Corporation on a stand-alone basis. Substantially all footnote disclosures are omitted. Reference is made to the audited consolidated financial statements and footnotes of CORT Business Services Corporation and subsidiary as of December 31, 1998 and 1997, and for each of the years in the three-year period ended December 31, 1998, which appear in the Company's 1998 Annual Report to stockholders.

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                                                     Deductions
                                                           Additions                 ----------
                                                  -------------------------         Write off of
Allowance for                  Beginning          Charged to                        Uncollectible            Ending
Doubtful Accounts               Balance            Expense          Other(1)          Accounts               Balance
-----------------               -------            -------          --------          --------               -------
December 31, 1996                 938               1,234              334              (600)                 1,906

December 31, 1997                1,906              2,107              --              (1,122)                2,891

December 31, 1998                2,891              1,710              --              (1,422)                3,179

-------------

(1) Other additions represent the balance of Evans Rents' allowance for doubtful accounts, which was recorded April 24, 1996 in conjunction with the acquisition.