Form 10-K/A
period 1998-12-31
CORT BUSINESS SERVICES CORP
filed 1999-04-29
CIK 905401

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

The metropolitan areas in which the Company operates, together with the number of showrooms in each metropolitan area, are set forth in the table below:

              District Locations                      Number of Showrooms
-----------------------------------------             -------------------
ALABAMA                     Birmingham                        1
                            Huntsville                        1
ARIZONA                     Phoenix                           2
ARKANSAS                    Little Rock                       1
CALIFORNIA                  Orange County                     2
                            Los Angeles                       6
                            Sacramento                        1
                            San Diego                         1
                            San Francisco                     5
                            Santa Clara                       2
COLORADO                    Denver                            2
DISTRICT OF COLUMBIA        (1)                               7
FLORIDA                     Ft. Lauderdale                    2
                            Jacksonville                      1
                            Miami                             2
                            Orlando                           3
                            Pensacola                         1
                            Tampa                             2
GEORGIA                     Atlanta                           6
ILLINOIS                    Chicago                           4
INDIANA                     Indianapolis                      3
KANSAS                      Kansas City                       1
KENTUCKY                    Louisville                        2
LOUISIANA                   Baton Rouge                       2
                            New Orleans                       1
MASSACHUSETTS               Boston                            3
MICHIGAN                    Ann Arbor                         1
                            Detroit                           4
                            Grand Rapids                      1
                            Kalamazoo                         1
                            Lansing                           1
MINNESOTA                   Minneapolis                       2
MISSOURI                    St. Louis                         1
NEVADA                      Las Vegas                         1
NEW JERSEY                  Kearny                            3
NEW MEXICO                  Albuquerque                       1
NEW YORK                    New York                          1
NORTH CAROLINA              Raleigh                           2
                            Charlotte                         2

              District Locations                      Number of Showrooms
-----------------------------------------             -------------------
OHIO                        Cincinnati                        2
                            Cleveland                         2
                            Columbus                          1
OKLAHOMA                    Oklahoma City                     1
                            Tulsa                             1
OREGON                      Portland                          1
PENNSYLVANIA                Philadelphia(2)                   4
                            Pittsburgh                        1
TENNESSEE                   Memphis                           1
                            Nashville                         1
TEXAS                       Austin                            1
                            Corpus Christi                    1
                            Dallas                            4
                            El Paso                           1
                            Houston                           4
                            San Antonio                       2
UTAH                        Salt Lake City                    1
VIRGINIA                    Richmond                          1
                            Virginia Beach                    1
WASHINGTON                  Seattle                           3
                                                            ---
   TOTAL                                                    119
----------
(1)  Includes locations in Washington, D.C., Maryland and Virginia.
(2)  Includes locations in Pennsylvania, New Jersey and Delaware.


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

Name                          Age       Position
----                          ---       --------
Paul N. Arnold (3)            52      President, Chief Executive Officer & Director
Robert Baker                  44      Group Vice President--CORT Instant
Anthony J. Bellerdine         50      Senior Group Vice President
Michael G. Connors            42      Vice President--Real Estate
Charles M. Egan (3)           62      Chairman & Director
Kenneth W. Hemm               44      Executive Vice President & Chief Operating Officer - Division II
Steven D. Jobes               49      Executive Vice President & Chief Marketing Officer
Lloyd Lenson                  48      Executive Vice President & Chief Operating Officer - Division I
Victoria L. Stiles            44      Vice President--Human Resources & Corporate Risk Management
William Swets                 44      Vice President--Business Development
Maureen C. Thune              33      Vice President--Controller & Assistant Secretary
Frances Ann Ziemniak          48      Executive Vice President, Chief Financial Officer & Secretary
Keith E. Alessi (2)           44      Director
Bruce C. Bruckmann (1)(2)     45      Director
Michael A. Delaney(1)         44      Director
Gregory B. Maffei(2)          38      Director
James A. Urry (1)             45      Director

----------
(1)  Member of Compensation Committee
(2)  Member of Audit Committee
(3)  Member of Directors Stock Option Committee

PAUL N. ARNOLD, President, Chief Executive Officer and Director. Mr. Arnold has been with CORT and Mohasco Corporation, its former parent, for 30 years and has held group management positions within CORT since 1976. He has held his current position since July 1992. He is also a Director of Town Sports International, Inc.

ROBERT BAKER, Group Vice President--CORT/Instant. Mr. Baker joined the Company in August 1998 with the acquisition of certain assets of Instant Interiors Corporation. Mr. Baker was the co-founder and Chairman of Instant Interiors Corporation from 1978 until the acquisition.

ANTHONY J. BELLERDINE, Senior Group Vice President. Mr. Bellerdine has been with CORT since July 1991. He was appointed to Senior Group Vice President in January 1999, having served as Group Vice President, Area Vice President and Senior District Manager. Prior to joining CORT, Mr. Bellerdine was Senior Vice President of Sales and Marketing of Stern Office Furniture for eight years.

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

KENNETH W. HEMM,  Executive Vice President & Chief  Operating  Officer--Division
II. Mr. Hemm has been with CORT for 17 years. He was appointed Executive Vice President and Chief Operating Officer in January 1999, having served as Group Vice President, Group Manager and District Manager.

STEVEN D. JOBES, Executive Vice President & Chief Marketing Officer. Mr. Jobes has been with CORT for 27 years and served as Group Vice President and Vice President-Marketing, Merchandising, Sales and National Accounts prior to assuming his current position in January 1999.

LLOYD LENSON, Executive Vice President & Chief Operating Officer--Division I. Mr. Lenson has been with CORT for 20 years serving in his current position since January 1999. He previously served as Group Vice President and as Vice President--Marketing, Sales and Acquisitions.

VICTORIA L. STILES, Vice President--Human Resources and Corporate Risk Management. Ms. Stiles joined CORT in November 1987, after nearly eight years in Personnel for the Hecht Company, a division of the May Company. She was appointed to Vice President in July 1996, having served as Director of Human Resources and Regional Manager of Human Resources.

WILLIAM SWETS, Vice President--Business Development. Mr. Swets joined the Company in August 1998 with the acquisition of certain assets of Instant Interiors Corporation. Mr. Swets was the co-founder and President of Instant Interiors Corporation from 1978 until the acquisition.

MAUREEN C. THUNE, Vice President--Corporate Controller and Assistant Secretary. Ms. Thune joined CORT in August 1992 after five years with KPMG Peat Marwick LLP, having most recently served as a Manager.

FRANCES ANN ZIEMNIAK, Executive Vice President, Chief Financial Officer and Secretary. Ms. Ziemniak has been with CORT since March 1995. She was appointed to her current position in January 1999 having served as Vice President-Finance and Chief Financial Officer. Prior to joining CORT, Ms. Ziemniak was an independent consultant focusing on risk-management and retail acquisition analysis from 1992 to 1995. Ms. Ziemniak was previously Vice President, Finance and Chief Financial Officer for Federated Merchandising, a division of Federated Department Stores, Inc. from 1987 to 1992 and Corporate Vice President, Financial Services for The GAP, Inc. from 1982 to 1987. Before Ms. Ziemniak joined The GAP, Inc. in 1979, she was employed by Ernst & Young LLP.

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

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

The  information  required by Item 401 of Regulation  S-K is included in Part I,
Item 4a. Directors and Executive Officers of the Registrant.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

     Based solely on review of the copies of the forms furnished to the Company, or written representations that no form was required to be filed, the Company believes that during the fiscal year ended December 31, 1998, all Section 16(a) filing requirements applicable to its officers, directors and beneficial owners of more than ten percent of the Company's Common Stock were satisfied.


ITEM 11.  Executive Compensation

     The following table sets forth, for the fiscal years ended December 31, 1996, 1997, and 1998, certain information regarding the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to each of the five most highly compensated executive officers of the Company, in all capacities in which they served:

                           Summary Compensation Table

                                                                               Long-Term
                                                                             Compensation
                                                                             ------------
                                 Annual Compensation                          Securities
                              --------------------------    Other Annual      Underlying       All Other
Name and Principal Position   Year    Salary    Bonus(1)   Compensation(2)      Options     Compensation(3)
---------------------------   ----   --------   --------   ---------------   ------------   ---------------
Paul N. Arnold                1998   $248,125   $ 74,631            --          83,000          $10,577
  President & Chief           1997    233,750    233,750            --           4,500           11,754
  Executive Officer           1996    223,750    190,188            --           2,850           11,781

Kenneth W. Hemm               1998    148,633     34,857            --          31,000           23,935
  Executive Vice President    1997    142,625    100,716            --           3,500           23,939
  & Chief Operating Officer   1996    132,764     91,363            --           2,850           24,161
  --Division II

Steven D. Jobes               1998    130,665     33,248            --          31,000               --
  Executive Vice President    1997    125,140     87,723            --           3,500               --
  & Chief Marketing Officer   1996    119,287     82,427            --           2,850               --

Lloyd Lenson
  Executive Vice President    1998    142,400     32,500            --          31,000            5,994
  & Chief Operating Officer   1997    136,125     69,301            --           3,500            5,504
  --Division I                1996    129,988     74,964            --           2,850            5,193

Frances Ann Ziemniak          1998    131,286     33,406            --          25,500           19,667
  Executive Vice President,   1997    125,268     87,813            --           3,500           18,216
  Chief Financial Officer &   1996    120,400     83,196      $132,153           2,850           15,916
  Secretary

----------
(1) The amounts shown consist of cash bonuses earned in the fiscal year identified but paid in subsequent fiscal years.

(2) In 1996, the Company made payments to reimburse moving expenses ($74,820) and to cover applicable taxes on reimbursed moving expenses ($57,333).

(3) The Company maintains an investment and profit-sharing defined contribution retirement plan. All of the Company's employees are eligible to participate after one year of service. The Company makes a matching contribution as a percentage of the employee contributions. The Company may, at its discretion, make additional contributions based on the Company's performance. The amounts shown include both the matching contribution and the Company's discretionary payment on behalf of the named executives in which all of the above, except Ms. Ziemniak, are fully vested. In addition, the amounts shown include the amounts allocated to certain management employees in the defined contribution portion of the CORT Furniture Rental Supplemental Executive Retirement Plan. The Company contributes a fixed dollar amount per plan member with the total contribution allocated among all plan members on the basis of their age and years of service.

Stock Options

Options Granted

     The following table sets forth information regarding stock options granted under the 1995 Stock-Based Incentive Compensation Plan (the "1995 Plan") during the fiscal year 1998 to the named executive officers of the Company:

                              Option Grants in 1998

                                      Individual Grants                                Potential Realizable
                       ----------------------------------------------                    Value at Assumed
                        Number of                                                     Annual Rates of Stock
                       Securities   Percent of Total                                    Price Appreciation
                       Underlying    Options Granted                                    for Option Term(2)
                         Options     to Employees in   Exercise Price   Expiration   -----------------------
Name                   Granted(1)      Fiscal Year       (per share)       Date          5%           10%
--------------------   ----------   ----------------   --------------   ----------   ----------   ----------
Paul N. Arnold           75,000           18.3%           $40.375        04/24/08    $1,904,372   $4,826,051
                          8,000            2.0             39.4375       05/12/08       198,416      502,826

Kenneth W. Hemm          25,000            6.1            $40.375        04/24/08       634,791    1,608,684
                          6,000            1.5             39.4375       05/12/08       148,812      377,119

Steven D. Jobes          25,000            6.1            $40.375        04/24/08       634,791    1,608,684
                          6,000            1.5             39.4375       05/12/08       148,812      377,119

Lloyd Lenson             25,000            6.1            $40.375        04/24/08       634,791    1,608,684
                          6,000            1.5             39.4375       05/12/08       148,812      377,119

Frances Ann Ziemniak     20,000            4.9            $40.375        04/24/08       507,832    1,286,947
                          5,500            1.3             39.4375       05/12/08       136,411      345,693

----------
(1)  Options under the 1995 Plan are exercisable when vested.

(2) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10%, compounded annually from the date the respective options were granted to their expiration date and are not presented to forecast possible future appreciation, if any, in the Common Stock. The potential realizable values shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the options or the sale of the underlying shares. The actual realizable values, if any, on the stock option exercises will depend on the future performance of the Common Stock, the optionee's continued employment through applicable vesting periods and the date on which the options are exercised.

     The following table sets forth information regarding 1998 year-end option values for the named executive officers of the Company:

      Aggregated Options Exercised in 1998 and 1998 Year-End Option Values

                                             Number of Securities        Value of Unexercised
                       Shares               Underlying Unexercised       In-the-Money Options
                      Acquired            Options at Fiscal Year End      at Fiscal Year End
                         on       Value   --------------------------  --------------------------
Name                  Exercise  Realized  Exercisable  Unexercisable  Exercisable  Unexercisable
--------------------  --------  --------  -----------  -------------  -----------  -------------
Paul N. Arnold           --        --       177,856        86,950      $2,865,200      $3,325
Kenneth W. Hemm          --        --        61,850        34,283         981,033       3,325
Steven D. Jobes          --        --        72,279        34,283       1,313,326       3,325
Lloyd Lenson             --        --        71,574        34,283       1,289,656       3,325
Frances Ann Ziemniak     --        --        46,497        28,783         687,807       3,325

Supplemental Executive Retirement Plan

     The CORT Furniture Rental Supplemental Executive Retirement Plan (the "SERP Plan") provides a supplement to the retirement benefits that certain key management employees will receive from the Retirement Plan for Salaried and Sales Employees of Mohasco Corporation (the "Mohasco Plan") and the CORT Furniture Rental Investment Savings and Profit Sharing Retirement Plan (the "401(k) Plan"). The SERP Plan consists of a defined benefit plan and a defined contribution plan.

     Certain key management employees of the Company with at least five years of service (employment) had been selected by the Board of Directors as participants in the defined benefit portion of the SERP Plan. Such officers include Messrs. Arnold, Lenson and Jobes. The defined SERP Plan benefits are a function of service with the Company and Final Average Compensation (average monthly compensation during the 36 consecutive months out of the last 60 months of the participant's employment that produce the highest average). Compensation includes salary, bonuses and 401(k) Plan salary deferrals. Benefits are equal to a targeted percentage as determined by the Board of Directors upon selection of the employee to participate in the SERP Plan--(55% in the case of Mr. Arnold and 50% in the case of Mr. Jobes and Mr. Lenson) of the Final Average Compensation as of the date of the participant's retirement or termination of employment multiplied by the ratio of the participant's actual years of service as of the applicable event to the participant's years of service projected to the participant's Normal Retirement Date (first day of the month after the date the participant attains age 65). The benefits are reduced by (i) the annuity value of Company contributions made on behalf of the participant to the 401(k) Plan and (ii) the annuity benefit, on a single life basis only, payable to the participant under the Mohasco Plan.

     The estimated annual benefits payable upon retirement, expressed as a straight life annuity, before reduction for the 401(k) Plan or the Mohasco Plan, are as follows:

                            TARGETED PERCENTAGE: 55%

                                       Years of Service
                     ----------------------------------------------------
      Remuneration      15         20         25         30         35
      ------------   --------   --------   --------   --------   --------
        $125,000     $ 65,528   $ 65,528   $ 65,528   $ 65,528   $ 65,528
         150,000       78,634     78,634     78,634     78,634     78,634
         175,000       91,739     91,739     91,739     91,739     91,739
         200,000      104,845    104,845    104,845    104,845    104,845
         225,000      117,951    117,951    117,951    117,951    117,951
         250,000      131,056    131,056    131,056    131,056    131,056
         300,000      157,268    157,268    157,268    157,268    157,268
         400,000      209,690    209,690    209,690    209,690    209,690
         450,000      235,901    235,901    235,901    235,901    235,901
         500,000      262,113    262,113    262,113    262,113    262,113

                            TARGETED PERCENTAGE: 50%

                                       Years of Service
                     ----------------------------------------------------
      Remuneration      15         20         25         30         35
      ------------   --------   --------   --------   --------   --------
        $125,000     $ 59,571   $ 59,571   $ 59,571   $ 59,571   $ 59,571
         150,000       71,485     71,485     71,485     71,485     71,485
         175,000       83,399     83,399     83,399     83,399     83,399
         200,000       95,314     95,314     95,314     95,314     95,314
         225,000      107,228    107,228    107,228    107,228    107,228
         250,000      119,142    119,142    119,142    119,142    119,142
         300,000      142,971    142,971    142,971    142,971    142,971
         400,000      190,627    190,627    190,627    190,627    190,627
         450,000      214,456    214,456    214,456    214,456    214,456
         500,000      238,284    238,284    238,284    238,284    238,284


     As of December 31, 1998, Mr. Arnold was credited with 30 years of service, Mr. Jobes with 27 years of service and Mr. Lenson with 20 years of service.

     Other key management employees have been selected by the Board of Directors as participants in the defined contribution portion of the SERP Plan. Such officers include Mr. Hemm and Ms. Ziemniak. Defined contribution benefits are equal to the balance in an executive's SERP Account (the annual contribution credited to such executive's account, adjusted to reflect gains, losses or forfeitures incurred), as of the last day of the month in which the executive is employed.

     A participant in either the defined benefit or defined contribution portion of the SERP Plan whose employment with the Company is terminated without Cause (i.e., other than as a result of willful gross misconduct materially or demonstrably injurious to the Company or willful refusal to perform substantially the duties reasonably assigned to him/her) or who has a substantial reduction in duties and responsibilities or in compensation will vest immediately in his/her SERP Plan benefit. In addition, such a participant (other than the Chief Executive Officer) will be entitled to receive a lump sum payment equal to the amount of compensation he/she received during the final six or 12 months based on length of service (12 months in the case of Messrs. Arnold, Hemm, Jobes and Lenson and six months in the case of Ms. Ziemniak) prior to such event. The Chief Executive Officer is entitled to a severance payment of twice this amount. Amounts paid by the Company under any employment agreement or other severance arrangement will reduce the severance payment under the SERP Plan. In addition, the Company and Mr. Arnold have agreed that one-half of such severance payment will be paid in a lump sum and the remaining half will be paid in eighteen equal monthly installments commencing one month after the date of his termination. Each participant in the SERP Plan has agreed not to compete with the Company for a period of 18 months following the termination of his/her employment with the Company unless such participant's employment was terminated without Cause.

Director's Compensation

     Directors who are not employees of the Company or CVC receive a monthly payment of $1,000, $500 for attendance at each meeting of the Board of Directors and $500 for attendance at each meeting of a committee of the Board of Directors and are reimbursed for expenses incurred in connection with attendance at meetings of the Board of Directors or committees thereof. In addition, directors not employed by the Company are entitled to receive options for Common Stock pursuant to the 1997 Directors Stock Option Plan (the "Directors Plan").

     The Company adopted the Directors Plan, which provides for the granting of stock options on a non-discretionary basis to non-employee directors of the Company. An aggregate of 50,000 shares of Common Stock have been reserved for issuance under the Directors Plan. The Directors Plan provides for automatic grants of options to purchase 2,000 shares of Common Stock to each of the Company's non-employee directors on the business day immediately following the Company's annual meeting of stockholders in calendar years 1997, 1998, 1999, 2000 and 2001, which options will become exercisable over a three-year period. The option exercise price is equal to 100% of the fair market value of the Common Stock on the date of grant of the option. Options granted to directors under the Directors Plan will be treated as nonstatutory stock options under the Internal Revenue Code, as amended. The Company granted 10,000 options in 1998 pursuant to the terms of the Directors Plan.

Change of Control Agreements

     CORT has entered into change of control agreements with several executive officers. These agreements terminate one year from March 25, 1999, the date on which they were entered. Under the agreement with Chief Executive Officer Paul Arnold, in the event of a change of control (as defined in the agreement) of CORT, Mr. Arnold will receive a cash payment within three days after the change of control in the amount of $1,200,000. In addition to the payment, if Mr. Arnold is terminated by the Company within one year of a change of control other than for cause or by Mr. Arnold for "good reason," as these terms are defined in the agreement, Mr. Arnold is entitled to a continuation of certain welfare benefits for three years after his termination at the same cost and coverage level as in effect on his date of termination. Other executives are entitled to payments in amounts of either $150,000 or $400,000 in the event they are terminated by the Company within one year of a change of control other than for cause or by them for "good reason." These executives also would receive welfare benefits for three years after their termination at the same cost and coverage level as in effect on their dates of termination.

     In addition, pursuant to a Change of Control Bonus Plan, certain management employees are eligible for payments if they are terminated within one year of a change of control by the Company other than for cause or by the management employee for "good reason," as defined in the plan. The Compensation Committee, in its sole discretion, shall determine the amount of the payment, if any, payable to each management employee on or before the date of a change of control. The aggregate amount of all payments under the plan shall not exceed $400,000.

     The Agreement and Plan of Merger discussed in Item 1 will not result in a change of control under the change of control agreements or the plan.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee reviews and approves salary and other compensation of officers and administers certain benefit plans. The Compensation Committee also has the authority to administer, grant and award stock options under the Corporation's stock option plans. Current members of the Committee are Messrs. Urry, Chairman; Bruckmann, and Delaney.

Report of the Compensation Committee of the Board of Directors on Executive Compensation

     Role of Committee. The Compensation Committee of the Board of Directors (the "Committee") establishes, oversees and directs the Company's executive compensation programs and policies and administers the Company's stock option plans. The Committee seeks to align executive compensation with Company objectives and strategies, management programs, business financial performance and enhanced stockholder value. The Committee consists of independent outside directors, none of whom is or was an officer or employee of the Company or CFR.

     The Committee's objectives include (i) attracting and retaining exceptional individuals as executive officers and (ii) providing key executives with motivation to perform to the full extent of their abilities in an effort to maximize Company performance to deliver enhanced value to the Company's stockholders. The Committee believes it is important to place a greater percentage of executive officers' compensation at risk, as compared to non-executives, by tying compensation directly to the performance of the business and value of the Common Stock. Executive compensation generally consists of (i) a base salary, (ii) a cash bonus opportunity that is linked to the performance of the Company and (iii) long-term equity-based compensation.

     Compensation.  The annual  salaries and bonuses of the Company's  executive officers are set at levels designed to attract and retain exceptional individuals by rewarding them for individual and Company achievements. The Committee reviews the annual salary and bonus of each executive officer in relation to such officer's performance and previous compensation and general market and industry conditions or trends and makes appropriate adjustments. The Committee reviews each executive officer's salary annually to determine if it is appropriate to adjust such salary based on various factors including each executive officer's past performance and expected future contributions, the scope and nature of responsibilities, including changes in such responsibilities, and competitive compensation data relating to each executive officer.

     The Committee believes that a portion of the executives' compensation should be tied to the financial results of the Company in order to reward individual performance and overall Company success. Each year, objective targets are established for each officer. Such targets include the Company's financial targets, such as revenue, earnings and return on assets, as well as individual strategic and operating targets. Additionally, a portion of each officer's bonus is based on subjective criteria particular to each officer's individual operating responsibilities. In 1998, the Company and the executive officers exceeded certain goals established by the Committee. Accordingly, Messrs. Arnold, Hemm, Jobes and Lenson and Ms. Ziemniak earned a portion of their bonuses which was attributable to their respective targets and objectives.

     The Company has employee stock option plans in order to offer key employees the opportunity to acquire an equity interest in the Company, thereby aligning the interests of these employees more closely with the long-term interests of stockholders. Awards under these employee stock option plans may be in the form of options, deferred stock, restricted stock or stock appreciation rights. In 1998, the Company granted standard stock options and performance-accelerated stock options to the Company's executive officers. All such options have an exercise price equal to the market value of the Common Stock on the date of grant. The standard stock options vest over a three-year period. The performance-accelerated options vest seven years from the date of grant; however, the vesting of the performance-accelerated options can be accelerated upon achievement of specified goals relating to the Common Stock price.

     1998 Chief Executive Officer Compensation. The Committee determined the 1998 compensation of Mr. Arnold, President and Chief Executive Officer, in accordance with the above discussion. In addition, the Committee based Mr. Arnold's bonus on his overall leadership and management of the Company.

     Deductibility of Compensation. Section 162(m) of the Internal Revenue Code imposes a $1 million limit on the deductibility of compensation paid to executive officers of public companies. The Committee believes that all of the compensation awarded to the Company's executive officers will be fully deductible in accordance with this limit.

                                        COMPENSATION COMMITTEE
                                        James A. Urry, Chairman
                                        Bruce C. Bruckmann
                                        Michael A. Delaney

Stockholder Return Performance Graph

     The following graph compares the percentage change in cumulative total stockholder return on the Company's Common Stock against the cumulative total return of the Standard & Poor's 500 Index and the Dow Jones Other Industrial and Commercial Services Index from the initial public offering price on November 17, 1995 to December 31, 1998. Cumulative total return to stockholders is measured by dividing (x) the sum of (i) total dividends for the period (assuming dividend reinvestment) plus (ii) per-share price change for the period by (y) the share price at the beginning of the period. The graph is based on an investment of $100 at the initial public offering price on November 17, 1995 in the Common Stock and in each index.


                COMPARISON OF 37 MONTH CUMULATIVE TOTAL RETURN*

         AMONG CORT BUSINESS SERVICES CORPORATION, THE S & P 500 INDEX AND THE DOW JONES OTHER INDUSTRIAL & COMMERCIAL SERVICES INDEX


                               [GRAPHIC OMITTED]

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information with respect to beneficial ownership of Common Stock as of April 15, 1999 by (i) each of the Company's directors and certain of its executive officers, (ii) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock and (iii) by all of the Company's directors and executive officers as a group. The Company owns all of the issued and outstanding capital stock of CORT Furniture Rental Corporation (CFR).

                                                     Common Stock(1)
                                          --------------------------------------
                                          Number of Shares   Percentage of Class
                                          ----------------   -------------------
Directors:
  Paul N. Arnold .......................      209,429(2)             1.6%
  Bruce C. Bruckmann ...................      182,506(2)             1.4%
  Keith E. Alessi ......................       51,660(2)              *
  Gregory B. Maffei ....................       42,526(2)              *
  Charles M. Egan ......................       31,382(2)              *
  James A. Urry ........................       13,934(2)              *
  Michael A. Delaney ...................       10,501(2)              *
Certain Executive Officers:
  Lloyd Lenson .........................      122,987(2)              *
  Kenneth W. Hemm ......................       88,916(2)              *
  Steven D. Jobes ......................       78,796(2)              *
  Frances Ann Ziemniak .................       71,475(2)              *
Five Percent Stockholders:(3)
  Citicorp Venture Capital, Ltd.(4) ....    5,778,518               44.1%
    399 Park Avenue, 14th Floor
    New York, New York 10043
  T. Rowe Price Associates, Inc.(5) ....
    100 E. Pratt Street                     1,366,400               10.4%
    Baltimore, MD  21202
All Directors and Executive Officers
  as a group (17 persons) ..............      983,610(2)             7.2%
----------
 *   Less than 1%.

(1) The Company has two authorized classes of common stock: Common Stock (voting) and Class B Common Stock (nonvoting). There are 4,350,411 shares of the Company's Class B Common Stock issued and outstanding (see note 4).

(2) Includes shares under option which are exercisable or will become exercisable within 60 days of April 15, 1999 of 182,023; 8,001; 3,667; 9,001; 16,068; 8,001; 8,001; 74,741; 65,017; 75,446; 49,498 for Messrs.
     Arnold, Bruckman, Alessi, Maffei, Egan, Urry, Delaney, Lenson, Hemm, Jobes and Ms. Ziemniak, respectively, and 572,044 in total for all Directors and Executive Officers as a group.

(3) The Board of Directors and Management are not aware of any other person or entity who holds beneficially more than 5% of the outstanding Common Stock of the Corporation.

(4) Includes 4,350,411 shares of Class B Common Stock, which is convertible into Common Stock.

(5) These securities are owned by various individual and institutional investors including T. Rowe Price Small Cap Value Fund, Inc. (which owns 670,000 shares, representing 5.1% of the shares outstanding), which T. Rowe Price Associates, Inc. ("Price Associates") serves as an investment adviser with power to direct investments and/or sole power to vote the securities. For the purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.


Changes in Control

     The information required by Item 403 of Regulation S-K is included in Part I, Item 1 Business - Subsequent Event.


ITEM 13.  Certain Relationships and Related Transactions

None.

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


                                        CORT BUSINESS SERVICES CORPORATION


                                        By:  /s/  Frances Ann Ziemniak
                                             -----------------------------------
                                                  Frances Ann Ziemniak
                                                  (Principal financial officer)


                                        By:  /s/  Maureen C. Thune
                                             -----------------------------------
                                                  Maureen C. Thune
                                                  (Principal accounting officer)


Date:  April 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signatures                          Title                       Date
       ----------                          -----                       ----

/s/  Paul N. Arnold          President, Chief Executive Officer   April 29, 1999
-------------------------    (principal executive officer) and
     Paul N. Arnold          Director

/s/  Charles M. Egan         Chairman and Director                April 29, 1999
-------------------------
     Charles M. Egan

/s/  Frances Ann Ziemniak    Executive Vice President, Chief      April 29, 1999
-------------------------    Financial Officer and Secretary
     Frances Ann Ziemniak

/s/  Keith E. Alessi         Director                             April 29, 1999
-------------------------
     Keith E. Alessi

/s/  Bruce C. Bruckmann      Director                             April 29, 1999
-------------------------
     Bruce C. Bruckmann

/s/  Michael A. Delaney      Director                             April 29, 1999
-------------------------
     Michael A. Delaney

/s/  Gregory B. Maffei       Director                             April 29, 1999
-------------------------
     Gregory B. Maffei

/s/  James A. Urry           Director                             April 29, 1999
-------------------------
     James A. Urry

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Financial Statements ......................................................   13

Financial Statement Schedules:

Schedule I - Condensed Financial Information of Registrant ................  S-1

Schedule II - Valuation and Qualifying Accounts ...........................  S-3

Exhibit
 Number                             Description                             Page
-------    --------------------------------------------------------------   ----
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

Exhibit
 Number                             Description                             Page
-------    --------------------------------------------------------------   ----
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

 10.16 Amended and Restated CORT Business Services Corporation 1995 Stock Based Incentive Compensation Plan as adopted by the Board of Directors on July 25, 1995 and amended and restated on May 14, 1997; incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997

 10.17 CORT Business Services Corporation 1997 Directors Stock Option Plan, as adopted by the stockholders of the Company at the Annual Meeting of Stockholders on May 14, 1997; incorporated by reference to Appendix C to the Company's Definitive Proxy Statement on Schedule 14A, filed as of March 31, 1997

 11.1 Statement re computation of per share earnings; incorporated by reference to page 25 of the Company's 1998 Annual Report to stockholders

 13.1 Portions of the Annual Report of the Company for the fiscal year ended December 31, 1998 which are expressly incorporated by reference herein

 21.1      List of Subsidiaries

 23.1      Consent of KPMG LLP

 27        Financial Data Schedules

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 (in thousands)


Condensed Balance Sheets:

                                                            As of December 31,
                                                         -----------------------
                                                           1997           1998
                                                         --------       --------
Investment in CORT Furniture Rental ..............       $149,332       $175,662
Other assets .....................................             --             --
                                                         --------       --------
    Total assets .................................        149,332        175,662
                                                         ========       ========
Accrued expenses .................................             --             --
Long-term debt ...................................             --             --
                                                         --------       --------
    Total liabilities ............................             --             --
Stockholders' equity .............................        149,332        175,662
                                                         --------       --------
    Total liabilities and equity .................       $149,332       $175,662
                                                         ========       ========


Condensed Statements of Operations:

                                                      Year Ended December 31,
                                                 -------------------------------
                                                   1996        1997        1998
                                                 -------     -------     -------
Equity in earnings of CORT Furniture
   Rental ..................................     $15,936     $22,326     $23,395
Interest expense ...........................          --          --          --
                                                 -------     -------     -------
    Income before income taxes .............      15,936      22,326      23,395
Income tax benefit .........................          --          --          --
                                                 -------     -------     -------
    Net income .............................     $15,936     $22,326     $23,395
                                                 =======     =======     =======

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   (CONTINUED)
                                 (in thousands)

Condensed Statements of Cash Flows:
                                                         Year Ended December 31,
                                                     --------------------------------
                                                       1996        1997        1998
                                                     --------    --------    --------
Net income .......................................   $ 15,936    $ 22,326    $ 23,395
Adjustments to reconcile net income to cash flows
  from operating activities:
    Equity in earnings of CORT Furniture Rental ..    (15,936)    (22,326)    (23,395)
    Discount on junior subordinated debentures ...         --          --          --
    Interest converted to long-term debt .........         --          --          --
    Changes in assets and liabilities, net .......         --          --          --
                                                     --------    --------    --------
         Cash used in operating activities .......         --          --          --
                                                     --------    --------    --------
Cash flows from investing activities:
    Investment in CORT Furniture Rental ..........    (33,224)       (677)       (826)
                                                     --------    --------    --------
         Cash used in investing activities .......    (33,224)       (677)       (826)
                                                     --------    --------    --------
Cash flows from financing activities:
    Issuance of common stock .....................     33,224         677         826
    Net proceeds from issuance of long-term debt .         --          --          --
                                                     --------    --------    --------
         Cash provided by financing activities ...     33,224         677         826
                                                     --------    --------    --------
Net increase in cash and cash equivalents ........         --          --          --
Cash and cash equivalents at beginning of period .         --          --          --
                                                     --------    --------    --------
Cash and cash equivalents at end of period .......   $     --    $     --    $     --
                                                     ========    ========    ========
Supplemental disclosures of cash flow information:
    Tax benefit from exercise of stock options ...        571       1,177       2,109


Note to Condensed Financial Statements of Registrant:

Basis of Presentation
---------------------

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

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                                  Deductions
                                           Additions            -------------
                                    -----------------------      Write off of
Allowance for         Beginning     Charged to                  Uncollectible      Ending
Doubtful Accounts      Balance        Expense      Other(1)        Accounts       Balance
-----------------     ---------     ----------     --------     -------------     -------
December 31, 1996        938           1,234          334            (600)         1,906

December 31, 1997       1,906          2,107           --          (1,122)         2,891

December 31, 1998       2,891          1,710           --          (1,422)         3,179

----------
(1) Other additions represent the balance of Evans Rents' allowance for doubtful accounts, which was recorded April 24, 1996 in conjunction with the acquisition.