Form 10-Q
period 1999-03-31
CORT BUSINESS SERVICES CORP
filed 1999-05-17
CIK 905401

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 1999

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Outstanding as of
                    Class                                    May 14, 1999
                    -----                                 -----------------
         Common Stock, $.01 par value                         13,094,585
     Class B Common Stock, $.01 par value                        - 0 -

================================================================================

                       CORT BUSINESS SERVICES CORPORATION

                               INDEX TO FORM 10-Q


                                                                        Page No.
                                                                        --------
Part I.  FINANCIAL INFORMATION

    Item 1. FINANCIAL STATEMENTS

        Condensed Consolidated Balance Sheets ..........................    1

        Unaudited Condensed Consolidated Statements of Operations ......    2

        Unaudited Condensed Consolidated Statements of Cash Flows ......    3

        Notes to Unaudited Condensed Consolidated Financial Statements .    4

    Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS ........................    6

Part II. OTHER INFORMATION

    Item 1.  LEGAL PROCEEDINGS .........................................    9

    Item 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................    9

SIGNATURE...............................................................   10

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                      December 31,    March 31,
                                                          1998           1999
                                                      ------------   -----------
                                                                     (unaudited)
                      ASSETS
Cash and cash equivalents ...........................   $    703       $  1,567
Accounts receivable, net ............................     14,585         17,385
Prepaid expenses ....................................      5,918          6,216
Rental furniture, net ...............................    189,059        193,394
Property, plant and equipment, net ..................     43,861         43,954
Other receivables and assets, net ...................      3,048          2,015
Investment ..........................................      3,000          3,300
Goodwill, net .......................................     72,722         76,981
                                                        --------       --------
     Total assets ...................................   $332,896       $344,812
                                                        ========       ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

Accounts payable ....................................   $  3,417       $  5,289
Accrued expenses ....................................     21,076         24,392
Deferred revenue and security deposits ..............     21,122         22,865
Revolving credit facility ...........................     90,800         88,800
Deferred income taxes ...............................     20,819         20,827
                                                        --------       --------
                                                         157,234        162,173
Stockholders' equity ................................    175,662        182,639
                                                        --------       --------
     Total liabilities and stockholders' equity .....   $332,896       $344,812
                                                        ========       ========

See accompanying notes to unaudited condensed consolidated financial statements.

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                                Three Months Ended
                                                                     March 31,
                                                                 -----------------
                                                                   1998      1999
                                                                 -------   -------
Revenue:
  Furniture rental ...........................................   $62,814   $71,795
  Furniture sales ............................................    12,629    14,569
                                                                 -------   -------
      Total revenue ..........................................    75,443    86,364
                                                                 -------   -------
Operating costs and expenses:
  Cost of furniture rental ...................................    11,087    12,489
  Cost of furniture sales ....................................     7,615     9,229
  Selling, general and administrative expenses ...............    44,166    51,292
                                                                 -------   -------
      Total costs and expenses ...............................    62,868    73,010
                                                                 -------   -------
      Operating earnings .....................................    12,575    13,354
Interest expense .............................................     1,967     1,421
                                                                 -------   -------
      Income before income taxes .............................    10,608    11,933
Income taxes .................................................     4,417     5,040
                                                                 -------   -------
      Net Income .............................................   $ 6,191   $ 6,893
                                                                 =======   =======
Earnings per common share ....................................   $   .48   $   .53

Weighted average number of common shares used in computation .    12,924    13,087

Earnings per common share - assuming dilution ................   $   .46   $   .51

Weighted average number of common shares used in computation -
  assuming dilution ..........................................    13,472    13,394


See accompanying notes to unaudited condensed consolidated financial statements.

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                            Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                            1998        1999
                                                          --------    ---------
Cash flows from operating activities:
  Net income ..........................................   $  6,191     $  6,893
  Proceeds of disposals of rental furniture in
    excess of gross profit ............................      7,294        9,198
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization:
        Rental furniture depreciation .................      8,465        9,414
        Other depreciation and amortization ...........      1,445        1,794
        Goodwill amortization .........................        434          587
        Amortization of debt issuance costs ...........        184           15
      Rental furniture inventory shrinkage ............        830          668
      Changes in operating accounts, net ..............     (1,060)       4,371
                                                          --------    ---------
         Net cash provided by operating activities ....     23,783       32,940
                                                          --------    ---------
Cash flows from investing activities:
  Purchases of rental furniture .......................    (20,917)     (21,399)
  Portfolio acquisitions ..............................     (9,175)      (6,660)
  Purchases of property, plant and equipment ..........     (1,975)      (1,871)
  Sales of property, plant and equipment ..............        106           70
  Purchase of investment ..............................         --         (300)
                                                          --------    ---------
         Net cash used by investing activities ........    (31,961)     (30,160)
                                                          --------    ---------
Cash flows from financing activities:
  Borrowings on the revolving credit facility .........     22,700       15,100
  Repayments on the revolving credit facility .........    (13,700)     (17,100)
  Issuance of common stock ............................        600           84
  Other ...............................................         --           --
                                                          --------    ---------
        Net cash provided by financing activities .....      9,600       (1,916)
                                                          --------    ---------
        Net increase (decrease) in cash and cash
          equivalents .................................      1,422          864
Cash and cash equivalents at beginning of period ......         --          703
                                                          --------    ---------
Cash and cash equivalents at end of period ............   $  1,422    $   1,567
                                                          ========    =========
Supplemental disclosure of cash flow information:
  Interest paid .......................................   $  3,206    $   1,782
  Income taxes paid ...................................        768          468
  Tax benefit from exercise of stock options ..........        708           60


See accompanying notes to unaudited condensed consolidated financial statements.

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


(1)  Basis of Presentation
     ---------------------

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position of CORT Business Services Corporation ("CORT" or the "Company") and Subsidiary as of March 31, 1999, and the results of operations and cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements are unaudited, and do not include all related footnote disclosures.

     The interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 1998 Annual Report on Form 10-K.


(2)  Income Taxes
     ------------

     The Internal Revenue Service ("IRS") had proposed the disallowance of certain deductions taken by Fairwood Corporation for a consolidated tax group of which CORT Furniture Rental Corporation ("CFR") was previously a member (the "Former Group") through the year ended December 31, 1988. The IRS challenge included the assertion that certain interest deductions taken by the Former Group should be recharacterized as non-deductible dividend distributions and that deductions for certain expenses related to the acquisition of Mohasco Corporation (now Consolidated Furniture Corporation ("Consolidated")), CFR's former shareholder, be disallowed. Fairwood Corporation has indicated to the Company that it has reached an agreement with the IRS regarding a settlement of the proposed adjustments. The bankruptcy court handling Fairwood Corporation's bankruptcy filing approved the terms of the settlement in October 1998. The total tax liability of the Former Group under the terms of the settlement is approximately $5 million, including interest through December 31, 1998.

     Under IRS regulations, the Company and each other member of the Former Group is severally liable for the full amount of any Federal income tax liability of the Former Group while CFR was a member of the Former Group, which could be as much as approximately $4 million for such periods (including interest through December 31, 1998) under the terms of the settlement. Under the agreement of sale for CFR, Consolidated agreed to indemnify the Company in full for any consolidated tax liability of the Former Group for the years during which CFR was a member of the Former Group. In addition, the Company may have rights of contribution against other members of the Former Group if the Company were required to pay more than its equitable share of any consolidated tax liability. The Company is not in a position to determine the probable impact on the Company's consolidated financial statements, if any.

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


(3)  Earnings Per Share
     ------------------

     The following table sets forth the computation of basic and diluted earnings per share:

                                                           Three Months Ended
                                                                March 31,
                                                       -------------------------
                                                           1998          1999
                                                       -----------   -----------
     Weighted average shares outstanding
       during the period ............................   12,923,998    13,086,985

     Effect of dilutive securities:
       Stock options ................................      489,099       306,770
       Warrants .....................................       58,699            --
                                                       -----------   -----------
       Weighted average common shares --
         assuming Dilution ..........................   13,471,796    13,393,755
                                                       ===========   ===========
     Net income applicable to common shares .........  $ 6,191,000   $ 6,893,000
                                                       ===========   ===========
     Earnings per common share ......................  $       .48   $       .53
                                                       ===========   ===========
     Earnings per common share - assuming dilution ..  $       .46   $       .51
                                                       ===========   ===========

(4)  Other Information
     -----------------

     On March 25, 1999 the Company entered into an Agreement and Plan of Merger among the Company, CBF Holding LLC, a Delaware limited liability company, and CBF Mergerco Inc., a Delaware corporation (the "Merger Agreement"). Pursuant to the Merger Agreement, an investor group that includes Bruckmann, Rosser, Sherrill & Co., Inc. ("BRS") and members of the Company's management team would acquire the Company for consideration of $24.00 per share in cash and $2.50 per share in liquidation value of a new series of preferred stock. Citicorp Venture Capital, Ltd. ("CVC") will retain a portion of its investment and thereby provide equity financing to the resulting corporation.

     The merger agreement requires approval by the holders of a majority of the Company's voting stock and, in addition, approval by the holders of a majority of the outstanding voting stock who are not affiliated with BRS, CVC or other members of the investor group. The merger is also subject to other conditions, including receipt of necessary financing, a limitation on the number of dissenting shareholders and certain regulatory approvals. The Company has received copies of commitment and highly confident letters for the debt financing required to complete the transaction. There can be no assurance that the merger will be completed, or that the merger will be completed as contemplated.

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (dollar figures in thousands)


Results of Operations
---------------------

Three  months  ended March 31, 1999 as compared to three  months ended March 31,
1998

Revenue

Total revenue increased 14.5% to $86,364 for the three months ended March 31, 1999 from $75,443 for the three months ended March 31, 1998. Furniture rental revenue for the three months ended March 31, 1999 was $71,795, a 14.3% increase from $62,814 in 1998. Rental revenue growth before the impact of acquisitions and trade show operations was approximately 2% which reflects growth in the number of leases as well as revenue per lease. Furniture sales increased 15.4% to $14,569 for the three months ended March 31, 1999. This increase reflects the Company's continued efforts to reduce the level of rental furniture.

Operating Costs and Expenses

Cost of furniture rental has decreased from 17.7% of furniture rental revenue in 1998 to 17.4% of furniture rental revenue in 1999. This improvement is primarily attributed to the expansion of CORT's housewares business, a reduction in depreciation as a percent of revenue and improvements in inventory control from the continued installation of the perpetual system. Cost of furniture sales increased from 60.3% of furniture sales revenue in 1998 to 63.3% in 1999. Lower sales margins were the result of aggressive clearance sales designed to lower the Company's level of idle inventory.

Selling, general and administrative expenses totaled $51,292 or 59.4% of total revenue for the quarter ended March 31, 1999 as compared to $44,166 or 58.5% of total revenue in 1998. This increase as a percentage of revenue is attributed to investments in personnel, facilities and marketing efforts which the Company believes are an integral part of its plans for future growth.

Operating Earnings

As a result of the changes in revenue, operating costs and expenses discussed above, operating earnings were $13,354 or 15.5% of total revenue in the first quarter of 1999 compared to $12,575 or 16.7% of total revenue in the first quarter of 1998.

Furniture Purchases

Furniture purchases, which totaled $21,399 in the three months ended March 31, 1999, were up from the $20,917 purchased in the three months ended March 31, 1998. Furniture purchases increased primarily due to purchases by acquired businesses to standardize the product offering with CORT's current line. The increase was largely offset by reduced furniture requirements for prior year acquisitions whose conversions to the CORT Furniture line are complete and the impact of merged cities.


Liquidity and Capital Resources
-------------------------------

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

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                          (dollar figures in thousands)


The Company's other capital requirements consist primarily of purchases of property, plant and equipment, including leasehold improvements, warehouse and office equipment, standard programming enhancements and computer hardware. Net purchases of property, plant and equipment were $1,869 and $1,801 in the three months ended March 31, 1998 and 1999, respectively.

During the three months ended March 31, 1998 and 1999, net cash provided by operations was $23,783 and $32,940, respectively. During the three months ended March 31, 1998 and 1999, net cash used by investing activities was $31,961 and $30,160, respectively, consisting primarily of purchases of rental furniture and portfolio acquisitions. During the three months ended March 31, 1998 and 1999, net cash provided by financing activities was $9,600 and ($1,916), respectively.

CFR has available a revolving line of credit of $125,000 to meet acquisition and expansion needs as well as seasonal working capital and general corporate requirements. The Company had $32,160 available under the revolving credit facility at March 31, 1999. The Company believes that future cash flows from operations, together with the borrowings available under the revolving credit facility will provide the Company with sufficient liquidity and financial resources to finance its growth and satisfy its working capital requirements through the term of the revolving credit facility.

The Internal Revenue Service ("IRS") had proposed the disallowance of certain deductions taken by Fairwood Corporation for a consolidated tax group of which CORT Furniture Rental Corporation ("CFR") was previously a member (the "Former Group") through the year ended December 31, 1988. The IRS challenge included the assertion that certain interest deductions taken by the Former Group should be recharacterized as non-deductible dividend distributions and that deductions for certain expenses related to the acquisition of Mohasco Corporation (now Consolidated Furniture Corporation ("Consolidated")), CFR's former shareholder, be disallowed. Fairwood Corporation has indicated to the Company that it has reached an agreement with the IRS regarding a settlement of the proposed adjustments. The bankruptcy court handling Fairwood Corporation's bankruptcy filing approved the terms of the settlement in October 1998. The total tax liability of the Former Group under the terms of the settlement is approximately $5 million, including interest through December 31, 1998.

Under IRS regulations, the Company and each other member of the Former Group is severally liable for the full amount of any Federal income tax liability of the Former Group while CFR was a member of the Former Group, which could be as much as approximately $4 million for such periods (including interest through December 31, 1998) under the terms of the settlement. Under the agreement of sale for CFR, Consolidated agreed to indemnify the Company in full for any consolidated tax liability of the Former Group for the years during which CFR was a member of the Former Group. In addition, the Company may have rights of contribution against other members of the Former Group if the Company were required to pay more than its equitable share of any consolidated tax liability. The Company is not in a position to determine the probable impact on the Company's consolidated financial statements, if any.


Year 2000 Compliance
--------------------

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

The Company relies on computer-based technology and utilizes a variety of third-party hardware and software. The Company's rental and retail functions, including lease writing, inventory control, billing and accounts receivable use the software called "RTR". This software, which is the Company's primary operating system, has been recently developed and installed in most of the Company's operations. The RTR software has been modified for Year 2000 compliance, but the modified version has not yet been installed in the operations of the Company. The installation of RTR, as well as the Year 2000 modification, is expected to be completed in the third quarter of 1999.

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                          (dollar figures in thousands)


The Company utilizes third party software for administrative functions such as accounting, payroll and human resources. The Company expects to upgrade the administrative function third party software to the Year 2000 version or install new software which is Year 2000 compliant in the first half of 1999. The Company currently estimates the cost of modifying its computer systems to be Year 2000 compliant to be approximately $300; the majority of these costs will be incurred by September 30, 1999.

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

In worst-case scenario, if the Company's operating system was not to be ready for Year 2000, the Company would continue to make deliveries, record revenue and bill customers utilizing a personal computer until the computer system was ready. This would not stop the operations of the Company and currently is done whenever a location experiences temporary down time.

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


Forward-Looking Statements
--------------------------

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

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY

                           PART II. OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         Three alleged stockholders have separately filed complaints in Delaware Chancery Court against the Company, each of the Company's directors, and Citicorp Venture Capital Ltd. One of the three complaints also includes Bruckmann, Rosser, Sherrill & Co. as an additional defendant. Each complaint alleges breaches of fiduciary duties in connection with the directors' approval of the merger and other claims. The complaints purport to be class action complaints and the plaintiffs seek to enjoin the transactions contemplated by the Merger Agreement or, in the alternative, to recover compensatory damages. The Company believes that the claims are without merit. Copies of each complaint are attached as
         Exhibit 99.4, Exhibit 99.5 and Exhibit 99.6 to the Company's Form 8-K that was filed on April 29, 1999.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits (see Index on page E-1)

         (b)  Reports on Form 8-K:

              On March 29, 1999, the Company filed Form 8-K disclosing an Agreement and Plan of Merger, dated as of March 25, 1999, among the Company, CBF Holding LLC, a Delaware limited liability company, and CBF Mergerco Inc., a Delaware corporation.

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CORT BUSINESS SERVICES CORPORATION
                                            (Registrant)



Date:  May 15, 1999                          By:  /s/ Frances Ann Ziemniak
       ---------------------                      ----------------------------
                                                  Frances Ann Ziemniak
                                                  Executive Vice President,
                                                  Chief Financial Officer
                                                  and Secretary
                                                  (Principal financial officer)


Date:  May 15, 1999                          By:  /s/ Maureen C. Thune
       ---------------------                      ----------------------------
                                                  Maureen C. Thune
                                                  Vice President, Corporate
                                                  Controller and Assistant
                                                  Secretary
                                                  (Principal accounting officer)

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY

                                  EXHIBIT INDEX

Exhibit
Number                             Description                              Page
-------                            -----------                              ----
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

 10.2 Stock Option, Securities Purchase and Stockholders Agreement, dated as of January 18, 1994, by and among the Company, CFR, Citicorp Venture Capital Ltd. and certain investors named therein; incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8, No. 33-72724, filed on December 9, 1993

 10.3 Amendment 1 to New Cort Holdings Corporation and Subsidiary Employee Stock Option and Stock Purchase Plan as adopted by the Board of Directors of the Company on December 21, 1993; incorporated by reference to Exhibit 10.11 to CFR's Annual Report on Form 10-K for the fiscal year ended December 31, 1993

 10.4 New Cort Holdings Corporation and Subsidiary Employee Stock Option and Stock Purchase Plan (1995 Plan Distribution) as adopted by the Board of Directors of the Company on December 16, 1994; incorporated by reference to Exhibit 10.13 to CFR's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995

 10.5 Form of First Amendment to Stockholders Agreement, dated as of November 13, 1995, by and among the Company, Citicorp Venture Capital Ltd., and certain investors named therein; incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Company's Registration Statement on Form S-1, No. 33-97568 filed on November 13, 1995

 10.6 Registration Rights Agreement for Common Stock, dated as of January 18, 1994, by and among the Company, Citicorp Venture Capital Ltd. and certain investors named therein; incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994

 10.7 CFR's Supplemental Executive Retirement Plan, dated October 28, 1992, as revised effective January 1, 1993, restated through the Second Amendment; incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as amended by the Third Amendment dated October 20, 1998

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

 10.9 Employment Agreement, dated September 1, 1994, between CFR and Charles M. Egan; incorporated by reference to Exhibit 10.10 to CFR's Annual Report on Form 10-K for the year ended December 31, 1994

 10.10 Amended and Restated CORT Business Services Corporation 1995 Directors Stock Option Plan adopted by the Board of Directors October 18, 1995 and amended and restated on May 14, 1997; incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997

 10.11 Amended and Restated CORT Business Services Corporation 1995 Stock Based Incentive Compensation Plan as adopted by the Board of Directors on July 25, 1995 and amended and restated on May 14, 1997; incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997

 10.12 CORT Business Services Corporation 1997 Directors Stock Option Plan, as adopted by the stockholders of the Company at the Annual Meeting of Stockholders on May 14, 1997; incorporated by reference to Appendix C to the Company's Definitive Proxy Statement on Schedule 14A, filed as of March 31, 1997

 10.13 Letter Agreement dated March 25, 1999 between the Company and Paul N. Arnold

 10.14 Letter Agreement dated March 25, 1999 between the Company and Anthony J. Bellerdine

 10.15 Letter Agreement dated March 25, 1999 between the Company and Steven D. Jobes

 10.16     Letter  Agreement dated March 25, 1999 between the Company and
           Lloyd Lenson

 10.17 Letter Agreement dated March 25, 1999 between the Company and Kenneth W. Hemm

 10.18 Letter Agreement dated March 25, 1999 between the Company and Frances Ann Ziemniak

 11.1 Statement re computation of per share earnings; incorporated by reference to page 5 of the Company's Form 10-Q for the fiscal quarter ended March 31, 1999

 27        Financial Data Schedules