Form 10-Q
period 1999-06-30
CORT BUSINESS SERVICES CORP
filed 1999-08-04
CIK 905401

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


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

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                  OUTSTANDING AS OF
               CLASS                                JULY 30, 1999
               -----                                -------------

    COMMON STOCK, $.01 PAR VALUE                     13,096,560
CLASS B COMMON STOCK, $.01 PAR VALUE                    - 0 -

================================================================================

                       CORT BUSINESS SERVICES CORPORATION

                               INDEX TO FORM 10-Q

                                                                                                         PAGE NO.
Part I.  FINANCIAL INFORMATION

         Item 1.  FINANCIAL STATEMENTS

                  Unaudited Condensed Consolidated Balance Sheets............................................1

                  Unaudited Condensed Consolidated Statements of Operations..................................2

                  Unaudited Condensed Consolidated Statements of Cash Flows..................................3

                  Notes to Unaudited Condensed Consolidated Financial Statements.............................4

         Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS.....................................................6

Part II. OTHER INFORMATION

         Item 1.  LEGAL PROCEEDINGS..........................................................................9

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................................................9

SIGNATURE...................................................................................................10


                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                DECEMBER 31,    JUNE 30,
                                                                    1998          1999
                                                                  --------    ----------
                                                                              (UNAUDITED)
                                       ASSETS

Cash and cash equivalents                                         $    703      $    152
Accounts receivable, net                                            14,585        18,643
Prepaid expenses                                                     5,918         6,142
Rental furniture, net                                              189,059       202,625
Property, plant and equipment, net                                  43,861        44,126
Other receivables and assets, net                                    3,048         3,526
Investment                                                           3,000         3,300
Goodwill, net                                                       72,722        77,059
                                                                  --------      --------

     Total assets                                                 $332,896      $355,573
                                                                  ========      ========


                        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

Accounts payable                                                  $  3,417      $  6,259
Accrued expenses                                                    21,076        24,105
Deferred revenue and security deposits                              21,122        23,325
Revolving credit facility                                           90,800        91,200
Deferred income taxes                                               20,819        20,574
                                                                  --------      --------

                                                                   157,234       165,463

Stockholders' equity                                               175,662       190,110
                                                                  --------      --------

     Total liabilities and stockholders' equity                   $332,896      $355,573
                                                                  ========      ========


See accompanying notes to unaudited condensed consolidated financial statements.

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                JUNE 30,                   JUNE 30,
                                                          --------------------      ----------------------
                                                           1998          1999         1998          1999
                                                          -------      -------      --------      --------
Revenue:
     Furniture rental                                     $65,065      $73,096      $127,879      $144,891
     Furniture sales                                       13,065       14,970        25,694        29,539
                                                          -------      -------      --------      --------

         Total revenue                                     78,130       88,066       153,573       174,430
                                                          -------      -------      --------      --------

Operating costs and expenses:
     Cost of furniture rental                              11,781       12,921        22,868        25,410
     Cost of furniture sales                                7,921        9,439        15,536        18,668
     Selling, general and administrative expenses          45,074       51,528        89,240       102,820
                                                          -------      -------      --------      --------

         Total costs and expenses                          64,776       73,888       127,644       146,898
                                                          -------      -------      --------      --------

         Operating earnings                                13,354       14,178        25,929        27,532

Interest expense                                            2,071        1,354         4,038         2,775
                                                          -------      -------      --------      --------

          Income before income taxes                       11,283       12,824        21,891        24,757

Income taxes                                                4,763        5,382         9,180        10,422
                                                          -------      -------      --------      --------

          Net income                                      $ 6,520      $ 7,442      $ 12,711      $ 14,335
                                                          =======      =======      ========      ========


Earnings per common share                                 $   .50      $   .57      $    .98      $   1.09
Weighted average number of common
      Shares used in computation                           13,022       13,095        12,973        13,092

Earnings per common share - assuming dilution             $   .48      $   .55      $    .94      $   1.07
Weighted average number of common
      Shares used in computation - assuming dilution       13,507       13,432        13,490        13,414


                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY
       UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF CASHFLOWS
                                 (in thousands)

                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                                -----------------------
                                                                                  1998           1999
                                                                                --------       --------
Cash flows from operating activities:
     Net income                                                                 $ 12,711       $ 14,335
     Proceeds of disposals of rental furniture in
       excess of gross profit                                                     14,791         18,819
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization:
         Rental furniture depreciation                                            17,415         19,205
         Other depreciation and amortization                                       2,952          3,608
         Goodwill amortization                                                       900          1,206
         Amortization of debt issuance costs                                         376             32
        Rental furniture inventory shrinkage                                       1,540          1,383
        Changes in operating accounts, net                                         3,607          1,906
                                                                                --------       --------

         Net cash provided by operating activities                                54,292         60,494
                                                                                --------       --------

Cash flows from investing activities:
     Purchases of rental furniture                                               (46,136)       (50,754)
     Portfolio acquisitions                                                       (9,373)        (6,780)
     Purchase of investment                                                       (3,000)          (300)
     Purchases of property, plant and equipment                                   (5,570)        (3,936)
     Sales of property, plant and equipment                                          107            213
                                                                                --------       --------

         Net cash used by investing activities                                   (63,972)       (61,557)
                                                                                --------       --------

Cash flows from financing activities:
     Borrowings on the revolving credit facility                                  33,200         31,100
     Repayments on the revolving credit facility                                 (23,400)       (30,700)
     Issuance of common stock                                                        759            112
                                                                                --------       --------

         Net cash provided by financing activities                                10,559            512
                                                                                --------       --------

         Net increase (decrease) in cash and cash equivalents                        879           (551)
Cash and cash equivalents at beginning of period                                    --              703
                                                                                --------       --------
Cash and cash equivalents at end of period                                      $    879       $    152
                                                                                ========       ========

Supplemental disclosure of cash flow information:
     Interest paid                                                              $  3,509       $  2,743
     Income taxes paid                                                             5,373          8,324
     Tax benefit from exercise of stock options                                    1,683             73



See accompanying notes to unaudited condensed consolidated financial statements.

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


(1)  BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position of CORT Business Services Corporation ("CORT" or the "Company") and Subsidiary as of June 30, 1999, and the results of operations and cash flows for the six months ended June 30, 1999 and 1998. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements are unaudited, and do not include all related footnote disclosures.

     The interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 1998 Annual Report on Form 10-K.

(2)  INCOME TAXES

     The Internal Revenue Service ("IRS") had proposed the disallowance of certain deductions taken by Fairwood Corporation for a consolidated tax group of which CORT Furniture Rental Corporation ("CFR") was previously a member (the "Former Group") through the year ended December 31, 1988. The IRS challenge included the assertion that certain interest deductions taken by the Former Group should be recharacterized as non-deductible dividend distributions and that deductions for certain expenses related to the acquisition of Mohasco Corporation (now Consolidated Furniture Corporation ("Consolidated")), CFR's former shareholder, be disallowed. Fairwood Corporation indicated to the Company that it reached an agreement with the IRS regarding a settlement of the proposed adjustments. The bankruptcy court handling Fairwood Corporation's bankruptcy filing approved the terms of the settlement. The total tax liability of the Former Group under the terms of the settlement was approximately $5 million, including interest. In the second quarter of 1999, full payment under the agreement was made to the IRS.

(3)  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                JUNE 30,                          JUNE 30,
                                                      ----------------------------      ----------------------------
                                                          1998            1999             1998             1999
                                                      -----------      -----------      -----------      -----------
Weighted average shares outstanding
   during the period                                   13,021,664       13,095,366       12,973,101       13,092,077
Effect of dilutive securities:
      Stock options
                                                          446,881          337,029          467,856          322,287
      Warrants                                             38,841             --             48,715             --
                                                      -----------      -----------      -----------      -----------
Weighted average common shares -
   assuming dilution                                   13,507,386       13,432,395       13,489,672       13,414,364
                                                      -----------      -----------      -----------      -----------
      Net income applicable to common shares          $ 6,520,000      $ 7,442,000      $12,711,000      $14,335,000
                                                      ===========      ===========      ===========      ===========

   Earnings per common share                          $       .50      $       .57      $       .98      $      1.09
                                                      ===========      ===========      ===========      ===========

   Earnings per common share - assuming dilution      $       .48      $       .55      $       .94      $      1.07
                                                      ===========      ===========      ===========      ===========


(4)  OTHER INFORMATION

     On March 25, 1999 the Company entered into an Agreement and Plan of Merger, as amended as of July 26,

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (dollar figures in thousands)


     1999, among the Company, CBF Holding LLC, a Delaware limited liability company, and CBF Mergerco Inc., a Delaware corporation (the "Merger Agreement"). Pursuant to the Merger Agreement, an investor group that includes Bruckmann, Rosser, Sherrill & Co. II, L.P. ("BRS") and members of the Company's management team would acquire the Company for consideration of $24.00 per share in cash and $2.50 per share in liquidation value of a new series of preferred stock. Citicorp Venture Capital, Ltd. ("CVC") will retain a portion of its investment and thereby provide equity financing to the resulting corporation.

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

     On July 29, 1999, the Company mailed a Proxy Statement/Prospectus to holders of record on July 22, 1999 for a Special Meeting to be held on August 18, 1999 to consider the merger.

     Three alleged stockholders have separately filed complaints in Delaware Chancery Court against the Company, each of the Company's directors, and Citicorp Venture Capital Ltd. One of the three initial complaints also includes BRS as an additional defendant. A second complaint was amended and added BRS as defendant. Each complaint alleges breaches of fiduciary duties in connection with the directors' approval of the merger and other claims. The complaints purport to be class action complaints and the plaintiffs seek to enjoin the transactions contemplated by the Merger Agreement or, in the alternative, to recover compensatory damages. The Company believes that the claims are without merit.

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (dollar figures in thousands)


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

REVENUE

Total revenue increased 12.7% to $88,066 for the three months ended June 30, 1999 from $78,130 for the three months ended June 30, 1998. Furniture rental revenue for the three months ended June 30, 1999 was $73,096 a 12.3% increase from $65,065 in 1998. Rental revenue growth before the impact of acquisitions and trade show operations was approximately 1%. Furniture sales increased 14.6% to $14,970 for the three months ended June 30, 1999. Furniture sales growth before the impact of acquisitions and trade show operations was approximately 7%. This increase reflects the Company's continued efforts to maintain showroom quality of its rental funiture as well as reduce the level of idle inventory.

OPERATING COSTS AND EXPENSES

Cost of furniture rental has decreased from 18.1% of furniture rental revenue in 1998 to 17.7% of furniture rental revenue in 1999. This improvement is primarily attributed to a reduction in idle rental furniture as well as an increased volume in the tradeshow operations which has a lower cost of furniture rental. Cost of furniture sales increased from 60.6% of furniture sales revenue in 1998 to 63.1% in 1999.

Selling, general and administrative expenses totaled $51,528 or 58.5% of total revenue for the quarter ended June 30, 1999 as compared to $45,074 or 57.7% of total revenue for the quarter ended June 30, 1998. This increase as a percentage of revenue is attributed to investments in personnel and facilities which the Company believes are an integral part of its plans for future growth.

OPERATING EARNINGS

As a result of the changes in revenue, operating costs and expenses discussed above, operating earnings were $14,178 or 16.1% of total revenue in the second quarter of 1999 compared to $13,354 or 17.1% of total revenue in the second quarter of 1998.

SIX MONTHS ENDED JUNE 30, 1999 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

REVENUE

Total revenue increased 13.6% to $174,430 for the six months ended June 30, 1999 from $153,573 for the six months ended June 30, 1998. Furniture rental revenue for the six months ended June 30, 1999 was $144,891, a 13.3% increase from $127,879 in 1998. Rental revenue growth before the impact of acquisitions and trade show operations was approximately 1%. Furniture sales increased 15.0% to $29,539 for the six months ended June 30, 1999. Furniture sales growth before the impact of acquisitions and trade show operations was approximately 9%. This increase reflects the Company's continued efforts to maintain showroom quality of its rental funiture as well as reduce the level of idle inventory.

OPERATING COSTS AND EXPENSES

Cost of furniture rental has decreased from 17.9% of furniture rental revenue in 1998 to 17.5% of furniture rental revenue in 1999. This improvement is primarily attributed to a reduction in idle rental furniture as well as an increased volume in the tradeshow operations which has a lower cost of furniture rental. Cost of furniture sales increased from 60.5% of furniture sales revenue in 1998 to 63.2% in 1999.

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (dollar figures in thousands)


Selling, general and administrative expenses totaled $102,820 or 58.9% of total revenue for the six months ended June 30, 1999 as compared to $89,240 or 58.1% of total revenue for the same six months of 1998. This increase as a percentage of revenue is attributed to investments in personnel and facilities which the Company believes are an integral part of its plans for future growth.

OPERATING EARNINGS

As a result of the changes in revenue, operating costs and expenses discussed above, operating earnings were $27,532 or 15.8% of total revenue for the six months ended June 30, 1999 compared to $25,929 or 16.9% of total revenue for the six months ended June 30, 1998.

FURNITURE PURCHASES

Furniture purchases, which totaled $50,754 in the six months ended June 30, 1999, increased slightly from the $46,136 purchased in the six months ended June 30, 1998. The majority of this increase is due to purchases for the ongoing operations of acquired businesses.

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

The Company's other capital requirements consist primarily of purchases of property, plant and equipment, including leasehold improvements, warehouse and office equipment, standard programming enhancements and computer hardware. Net purchases of property, plant and equipment were $5,463 and $3,723 in the six months ended June 30, 1998 and 1999, respectively.

During the six months ended June 30, 1998 and 1999, net cash provided by operations was $54,292 and $60,494, respectively. During the six months ended June 30, 1998 and 1999, net cash used by investing activities was $63,972 and $61,557, respectively, consisting primarily of purchases of rental furniture. During the six months ended June 30, 1998 and 1999, net cash provided by financing activities was $10,559 and $512, respectively.

CFR has available a revolving line of credit of $125,000 to meet acquisition and expansion needs as well as seasonal working capital and general corporate requirements. The Company had $29,472 available under the revolving credit facility at June 30, 1999. The Company believes that future cash flows from operations, together with the borrowings available under the revolving credit facility will provide the Company with sufficient liquidity and financial resources to finance its growth and satisfy its working capital requirements through the term of the revolving credit facility.

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY

                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (dollar figures in thousands)


YEAR 2000 COMPLIANCE

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

The Company relies on computer-based technology and utilizes a variety of third-party hardware and software. The Company's rental and retail functions, including lease writing, inventory control, billing and accounts receivable use the software called "RTR". This software, which is the Company's primary operating system, has been recently developed and installed in most of the Company's operations. The RTR software has been modified for Year 2000 compliance, but the modified version has not yet been installed in the operations of the Company. The installation of RTR, as well as the Year 2000 modification, is expected to be completed in the beginning of the fourth quarter of 1999.

The Company utilizes third party software for administrative functions such as accounting, payroll and human resources. The Company expects to upgrade the administrative function third party software to the Year 2000 version or install new software which is Year 2000 compliant by the end of the third quarter of 1999. The Company currently estimates the cost of modifying its computer systems to be Year 2000 compliant to be approximately $300; the majority of these costs will be incurred by September 30, 1999.

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

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY

                           PART II. OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         Three alleged stockholders have separately filed complaints in Delaware Chancery Court against the Company, each of the Company's directors, and Citicorp Venture Capital Ltd. One of the three initial complaints also includes Bruckmann, Rosser, Sherrill & Co. II, L.P. as an additional defendant. A second complaint was amended and added BRS as defendant. Each complaint alleges breaches of fiduciary duties in connection with the directors' approval of the merger and other claims. The complaints purport to be class action complaints and the plaintiffs seek to enjoin the transactions contemplated by the Merger Agreement or, in the alternative, to recover compensatory damages. The Company believes that the claims are without merit. Copies of each complaint are attached as Exhibit 99.4, Exhibit 99.5 and Exhibit 99.6 to the Company's Form 8-K that was filed on April 29, 1999. The amended complaint is attached as Exhibit 99.7 to the Company's Amendment No. 2 to Form S-4 filed on July 26, 1999.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits (see Index on page E-1)

              (b) Reports on Form 8-K:

                  On April 29, 1999, the Company filed Form 8-K disclosing the issuance of a press release announcing its financial results for the first quarter ended March 31, 1999. The press release also disclosed that the investor group for the merger received commitment and highly confident letters for the debt financing required to complete the transaction announced March 26, 1999.

                  In addition, the Company confirmed that three alleged stockholders have separately filed complaints in Delaware Chancery Court against the Company, each of the Company's directors, and Citicorp Venture Capital Ltd. One of the three initial complaints also includes Bruckmann, Rosser, Sherrill & Co. II, L.P. as an additional defendant. Each complaint alleges breaches of fiduciary duties in connection with the directors' approval of the merger and other claims.

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


                                        CORT BUSINESS SERVICES CORPORATION
                                        (REGISTRANT)



Date:  August 4, 1999                   By: /s/ FRANCES ANN ZIEMNIAK
                                            ------------------------------------

                                            Frances Ann Ziemniak
                                            Executive Vice President, Chief
                                            Financial Officer and Secretary
                                            (PRINCIPAL FINANCIAL OFFICER)



Date:  August 4, 1999                   By: /s/ MAUREEN C. THUNE
                                            ------------------------------------

                                            Maureen C. Thune
                                            Vice President, Corporate Controller
                                            and Assistant Secretary
                                            (PRINCIPAL ACCOUNTING OFFICER)

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY

                                  EXHIBIT INDEX
 Exhibit
  Number    Description                                                     Page
  ------    -----------                                                     ----

   2.1 Agreement and Plan of Merger, dated as of March 25, 1999, among the Company, CBF Holding LLC and CBF Mergerco, Inc.; incorporated by reference to Exhibit 2.1 the Company's Form 8-K, filed on March 29, 1999

   2.2 First Amendment to Agreement and Plan of Merger dated as of July 26, 1999 among the Company, CBF Holding LLC and CBF Mergerco, Inc.; incorporated by reference to Annex A of Amendment No. 2 to Form S-4 filed July 26, 1999

   3.1      Restated Certificate of Incorporation of the Company;
            incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1, No. 33-97568 filed on November 13, 1995

   3.2      Amendment to Restated Certificate of Incorporation;
            incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A, filed as of March 31, 1997

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

   10.2 Stock Option, Securities Purchase and Stockholders Agreement, dated as of January 18, 1994, by and among the Company, CFR, Citicorp Venture Capital Ltd. and certain investors named therein; incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8, No. 33-72724, filed on December 9, 1993

   10.3 Amendment 1 to New Cort Holdings Corporation and Subsidiary Employee Stock Option and Stock Purchase Plan as adopted by the Board of Directors of the Company on December 21, 1993; incorporated by reference to Exhibit 10.11 to CFR's Annual Report on Form 10-K for the fiscal year ended December 31, 1993

   10.4 New Cort Holdings Corporation and Subsidiary Employee Stock Option and Stock Purchase Plan (1995 Plan Distribution) as adopted by the Board of Directors of the Company on December 16, 1994; incorporated by reference to Exhibit 10.13 to CFR's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995

   10.5 Form of First Amendment to Stockholders Agreement, dated as of November 13, 1995, by and among the Company, Citicorp Venture Capital Ltd., and certain investors named therein; incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Company's Registration Statement on Form S-1, No. 33-97568 filed on November 13, 1995

   10.6 Registration Rights Agreement for Common Stock, dated as of January 18, 1994, by and among the Company, Citicorp Venture Capital Ltd. and certain investors named therein; incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1994

   10.7 CFR's Supplemental Executive Retirement Plan, dated October 28, 1992, as revised effective January 1, 1993, restated through the Third Amendment; incorporated by reference to
            Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999

   10.8 Agreement for Irrevocable Trust Under CORT Furniture Rental Supplemental Executive Retirement Plan, dated June 1, 1996, between CFR and Mentor Trust Company; incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996

   10.9 Employment Agreement, dated September 1, 1994, between CFR and Charles M. Egan; incorporated by reference to Exhibit 10.10 to CFR's Annual Report on Form 10-K for the year ended December 31, 1994

   10.10 Amended and Restated CORT Business Services Corporation 1995 Directors Stock Option Plan adopted by the Board of Directors October 18, 1995 and amended and restated on May 14, 1997; incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997

   10.11 Amended and Restated CORT Business Services Corporation 1995 Stock Based Incentive Compensation Plan as adopted by the Board of Directors on July 25, 1995 and amended and restated on May 14, 1997; incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997

   10.12 CORT Business Services Corporation 1997 Directors Stock Option Plan, as adopted by the stockholders of the Company at the Annual Meeting of Stockholders on May 14, 1997; incorporated by reference to Appendix C to the Company's Definitive Proxy Statement on Schedule 14A, filed as of March 31, 1997

   10.13 Letter Agreement dated March 25, 1999 between the Company and Paul N. Arnold; incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999

   10.14 Letter Agreement dated March 25, 1999 between the Company and Anthony J. Bellerdine; incorporated by reference to Exhibit
            10.14 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999

   10.15 Letter Agreement dated March 25, 1999 between the Company and Steven D. Jobes; incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999

   10.16 Letter Agreement dated March 25, 1999 between the Company and Lloyd Lenson; incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999

   10.17 Letter Agreement dated March 25, 1999 between the Company and Kenneth W. Hemm; incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999

   10.18 Letter Agreement dated March 25, 1999 between the Company and Frances Ann Ziemniak; incorporated by reference to Exhibit
            10.18 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999

   11.1 Statement re computation of per share earnings; incorporated by reference to page 4 of the Company's Form 10-Q for the fiscal quarter ended June 30, 1999


   27       Financial Data Schedules