Form 10-Q
period 1999-09-30
CORT BUSINESS SERVICES CORP
filed 1999-11-15
CIK 905401

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 1999

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Outstanding as of
                    Class                                 November 12, 1999
                    -----                                 -----------------
         Common Stock, $.01 par value                         13,099,300
     Class B Common Stock, $.01 par value                        - 0 -

================================================================================

                       CORT BUSINESS SERVICES CORPORATION

                               INDEX TO FORM 10-Q


                                                                        Page No.
                                                                        --------
Part I.  FINANCIAL INFORMATION

  Item 1. FINANCIAL STATEMENTS

    Condensed Consolidated Balance Sheets .............................     1

    Unaudited Condensed Consolidated Statements of Operations .........     2

    Unaudited Condensed Consolidated Statements of Stockholders' Equity     3

    Unaudited Condensed Consolidated Statements of Cash Flows .........     4

    Notes to Unaudited Condensed Consolidated Financial Statements ....     5

  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS .........................     7

Part II. OTHER INFORMATION

  Item 1.  LEGAL PROCEEDINGS ..........................................    10

  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K............................    10

SIGNATURE..............................................................    11

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                    December 31,   September 30,
                                                        1998            1999
                                                    ------------   -------------
                                                                    (unaudited)
                      ASSETS
Cash and cash equivalents .........................   $    703        $  1,210
Accounts receivable, net ..........................     14,585          19,801
Prepaid expenses ..................................      5,918           6,172
Rental furniture, net .............................    189,059         212,487
Property, plant and equipment, net ................     43,861          43,163
Other receivables and assets, net .................      3,048           3,032
Investment ........................................      3,000          18,246
Goodwill, net .....................................     72,722          76,438
                                                      --------        --------
     Total assets .................................   $332,896        $380,549
                                                      ========        ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable ..................................   $  3,417        $  6,912
Accrued expenses ..................................     21,076          29,887
Deferred revenue and security deposits ............     21,122          23,260
Revolving credit facility .........................     90,800          93,800
Deferred income taxes .............................     20,819          20,574
                                                      --------        --------
     Total liabilities ............................    157,234         174,433

Stockholders' equity ..............................    175,662         206,116
                                                      --------        --------
     Total liabilities and stockholders' equity ...   $332,896        $380,549
                                                      ========        ========

See accompanying notes to unaudited condensed consolidated financial statements.

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                Three Months Ended    Nine Months Ended
                                                                   September 30,        September 30,
                                                                 -----------------   -------------------
                                                                   1998      1999      1998       1999
                                                                 -------   -------   --------   --------
Revenue:
  Furniture rental ...........................................   $68,477   $74,352   $196,356   $219,243
  Furniture sales ............................................    14,254    15,348     39,948     44,887
                                                                 -------   -------   --------   --------
      Total revenue ..........................................    82,731    89,700    236,304    264,130
                                                                 -------   -------   --------   --------
Operating costs and expenses:
  Cost of furniture rental ...................................    12,358    13,619     35,226     39,029
  Cost of furniture sales ....................................     8,698     9,394     24,234     28,062
  Selling, general and administrative expenses ...............    47,794    53,140    137,034    155,960
                                                                 -------   -------   --------   --------
      Total costs and expenses ...............................    68,850    76,153    196,494    223,051
                                                                 -------   -------   --------   --------
      Operating earnings .....................................    13,881    13,547     39,810     41,079

Interest expense .............................................     2,126     1,484      6,164      4,259
                                                                 -------   -------   --------   --------
      Income before income taxes .............................    11,755    12,063     33,646     36,820

Income taxes .................................................     4,960     5,072     14,140     15,494
                                                                 -------   -------   --------   --------
      Income before extraordinary loss .......................     6,795     6,991     19,506     21,326
                                                                 -------   -------   --------   --------
Extraordinary loss on early retirement of debt,
  net of income tax benefit of $1,672 ........................     2,508        --      2,508         --
                                                                 -------   -------   --------   --------
      Net Income .............................................   $ 4,287   $ 6,991   $ 16,998   $ 21,326
                                                                 =======   =======   ========   ========
Earnings per common share before extraordinary loss:
      Basic ..................................................   $   .52   $   .53   $   1.50   $   1.63
      Diluted ................................................   $   .50   $   .52   $   1.45   $   1.59

Earnings per common share:
      Basic ..................................................   $   .33   $   .53   $   1.31   $   1.63
      Diluted ................................................   $   .32   $   .52   $   1.26   $   1.59

Weighted average number of common shares used in computations:
      Basic ..................................................    13,050    13,097     12,999     13,094
      Diluted ................................................    13,467    13,439     13,486     13,423


See accompanying notes to unaudited condensed consolidated financial statements.

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                 (in thousands)

                                                             Nine Months Ended
                                                               September 30,
                                                           ---------------------
                                                             1998         1999
                                                           --------     --------
Common stock, par value:
  Balance, beginning of period ..........................  $    129     $    131
  Issuance of common stock from exercise of warrants ....         1           --
  Issuance of common stock from exercise of stock options         1           --
                                                           --------     --------
  Balance, end of period ................................  $    131     $    131
                                                           --------     --------
Additional paid-in capital:
  Balance, beginning of period ..........................  $103,007     $105,940
  Issuance of common stock from exercise of warrants ....        11           --
  Issuance of common stock from exercise of stock options       725           50
  Income tax benefit from exercise of stock options .....     2,121          110
                                                           --------     --------
  Balance, end of period ................................  $105,864     $106,100
                                                           ========     ========
Retained earnings:
  Balance, beginning of period...........................  $ 46,196     $ 69,591
  Comprehensive income:
    Net income ..........................................    16,998       21,326
    Net unrealized investment gain ......................        --        8,968
                                                           --------     --------
      Total comprehensive income ........................    16,998       30,294
                                                           --------     --------
  Balance, end of period ................................  $ 63,194     $ 99,885
                                                           ========     ========
Total stockholder's equity ..............................  $169,189     $206,116
                                                           ========     ========


See accompanying notes to unaudited condensed consolidated financial statements.

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

                                                            Nine Months Ended
                                                              September 30,
                                                          ---------------------
                                                            1998        1999
                                                          --------    ---------
Cash flows from operating activities:
  Net income ..........................................   $ 16,998    $  21,326
  Proceeds of disposals of rental furniture in
    excess of gross profit ............................     22,925       27,962
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Extraordinary loss on early retirement of debt ..      2,508           --
      Depreciation and amortization:
        Rental furniture depreciation .................     27,051       29,601
        Other depreciation and amortization ...........      4,535        5,450
        Goodwill amortization .........................      1,397        1,826
        Amortization of debt issuance costs ...........        550           45
      Rental furniture inventory shrinkage ............      2,152        1,887
      Changes in operating accounts, net ..............        152        2,139
                                                          --------    ---------
         Net cash provided by operating activities ....     78,268       90,236
                                                          --------    ---------
Cash flows from investing activities:
  Purchases of rental furniture .......................    (69,962)     (80,662)
  Portfolio acquisitions ..............................    (30,224)      (7,281)
  Purchase of investment ..............................     (3,000)        (300)
  Purchases of property, plant and equipment ..........     (7,430)      (4,704)
  Sales of property, plant and equipment ..............        104          168
                                                          --------    ---------
         Net cash used by investing activities ........   (110,512)     (92,779)
                                                          --------    ---------
Cash flows from financing activities:
  Borrowings on the line of credit ....................    120,000       48,600
  Repayments on the line of credit ....................    (33,900)     (45,600)
  Issuance of common stock ............................        738           50
  Repayments of long term debt ........................    (49,932)          --
  Payments to retire debt .............................     (3,503)          --
                                                          --------    ---------
        Net cash provided by financing activities .....     33,403        3,050
                                                          --------    ---------
        Net increase in cash and cash equivalents .....      1,159          507
Cash and cash equivalents at beginning of period ......         --          703
                                                          --------    ---------
Cash and cash equivalents at end of period ............   $  1,159    $   1,210
                                                          ========    =========
Supplemental disclosure of cash flow information:
  Interest paid .......................................   $  7,306    $   4,659
  Income taxes paid ...................................      9,602       13,114
  Tax benefit from exercise of stock options ..........      2,121          110


See accompanying notes to unaudited condensed consolidated financial statements.

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  Basis of Presentation
     ---------------------

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position of CORT Business Services Corporation ("CORT" or the "Company") and Subsidiary as of September 30, 1999, and the results of operations, cash flows and stockholder's equity for the nine months ended September 30, 1999 and 1998. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements are unaudited and do not include all related footnote disclosures.

     The interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 1998 Annual Report on Form 10-K.


(2)  Earnings Per Share
     ------------------

     The following table sets forth the computation of basic and diluted earnings per share:

                                                  Three Months Ended          Nine Months Ended
                                                     September 30,              September 30,
                                               -----------------------    -------------------------
                                                  1998         1999           1998          1999
                                               ----------   ----------    -----------   -----------
Weighted average shares outstanding
  during the period ........................   13,049,954   13,097,053     12,999,000    13,093,754

Effect of dilutive securities:
  Stock options ............................      393,741      341,584        446,794       329,412
  Warrants .................................       23,271           --         40,321            --
                                               ----------   ----------    -----------   -----------
Weighted average common shares --
  assuming dilution ........................   13,466,966   13,438,638     13,486,115    13,423,166
                                               ==========   ==========    ===========   ===========
Income before extraordinary loss ...........   $6,795,000   $6,991,000    $19,506,000   $21,326,000
Extraordinary loss, net ....................    2,508,000           --      2,508,000            --
                                               ----------   ----------    -----------   -----------
Net income .................................   $4,287,000   $6,991,000    $16,998,000   $21,326,000
                                               ==========   ==========    ===========   ===========
Earnings per common share:
  Income before extraordinary loss .........   $      .52   $      .53    $      1.50   $      1.63
  Extraordinary loss .......................         (.19)          --           (.19)           --
                                               ----------   ----------    -----------   -----------
  Net income ...............................   $      .33   $      .53    $      1.31   $      1.63
                                               ==========   ==========    ===========   ===========
Earnings per common share --
  assuming dilution:
    Income before extraordinary loss .......   $      .50   $      .52    $      1.45   $      1.59
    Extraordinary loss .....................         (.18)          --           (.19)           --
                                               ----------   ----------    -----------   -----------
    Net income .............................   $      .32   $      .52    $      1.26   $      1.59
                                               ==========   ==========    ===========   ===========

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(3)  Other Information
     -----------------

     On March 25, 1999, the Company entered into an Agreement and Plan of Merger, amended and restated as of August 12, 1999, among the Company, CBF Holding LLC, a Delaware limited liability company, and CBF Mergerco Inc., a Delaware corporation (the "Merger Agreement"). Pursuant to the Merger Agreement, an investor group that included Bruckmann, Rosser, Sherrill & Co. II, L.P. ("BRS") and members of the Company's management team would have acquired the Company for consideration of $25.00 per share in cash and $3.00 per share in liquidation value of a new series of preferred stock. Citicorp Venture Capital Ltd. ("CVC") would have retained a portion of its investment, thereby providing equity financing to the resulting corporation. On November 4, 1999, the Merger Agreement was mutually terminated due to insufficient support from the Company's public shareholders and the weakness of the high-yield debt market.

     As a result of the termination of the Merger Agreement, in the fourth quarter, the Company will record a non-recurring charge, estimated at $2.2 million, for expenses it incurred relating to the merger.

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


(4)  Investment
     ----------

     The Company's investment was made in SpringStreet.com. SpringStreet.com merged with HomeStore.com and the latter made an initial public offering in August 1999. The Company has recorded this investment as a marketable security available for sale and as such, the unrealized gain, net of taxes, was recorded this quarter. The Company's investment is subject to a standard lock up agreement until February 2000 and ten percent of the Company's investment is subject to certain restrictions under the merger agreement between SpringStreet.com and HomeStore.com until August 2000.

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (Dollar figures in thousands)


Results of Operations
---------------------

Three months ended September 30, 1999 as compared to three months ended September 30, 1998

Revenue

Total revenue increased 8.4% to $89,700 for the three months ended September 30, 1999 from $82,731 for the three months ended September 30, 1998. Furniture rental revenue for the three months ended September 30, 1999 was $74,352, an 8.6% increase from $68,477 in 1998. Rental revenue growth before the impact of acquisitions and trade show operations was approximately 2%. This growth rate includes a significant government contract that will positively impact the next four quarters. Furniture sales increased 7.7% to $15,348 for the three months ended September 30, 1999. Furniture sales growth before the impact of acquisitions and trade show operations was approximately 1%.

Operating Costs and Expenses

Cost of furniture rental has increased from 18.0% of furniture rental revenue in 1998 to 18.3% of furniture rental revenue in 1999. Cost of furniture sales increased from 61.0% of furniture sales revenue in 1998 to 61.2% in 1999.

Selling, general and administrative expenses totaled $53,140 or 59.2% of total revenue for the quarter ended September 30, 1999 as compared to $47,794 or 57.8% of total revenue for the quarter ended September 30, 1998. This increase, as a percentage of revenue, is attributed to investments in personnel, facilities, and the Internet that the Company believes are an integral part of its plans for future growth.

Operating Earnings

As a result of the changes in revenue, operating costs and expenses discussed above, operating earnings were $13,546 or 15.1% of total revenue in the third quarter of 1999 compared to $13,881 or 16.8% of total revenue in the third quarter of 1998.

Nine months ended September 30, 1999 as compared to nine months ended September 30, 1998

Revenue

Total revenue increased 11.8% to $264,130 for the nine months ended September 30, 1999 from $236,304 for the nine months ended September 30, 1998. Furniture rental revenue for the nine months ended September 30, 1999 was $219,243, an 11.7% increase from $196,356 in 1998. Rental revenue growth before the impact of acquisitions and trade show operations was approximately 2%. This growth rate includes a significant government contract that will positively impact the next four quarters. Furniture sales increased 12.4% to $44,887 for the nine months ended September 30, 1999. Furniture sales growth before the impact of acquisitions and trade show operations was approximately 6%. This increase reflects the Company's continued efforts to maintain showroom quality of its rental furniture as well as reduce the level of idle inventory.

Operating Costs and Expenses

Cost of furniture rental has decreased from 17.9% of furniture rental revenue in 1998 to 17.8% of furniture rental revenue in 1999. Cost of furniture sales increased from 60.7% of furniture sales revenue in 1998 to 62.5% in 1999. In the first half of 1999, the Company had lower sales margins as a result of aggressive clearance sales designed to lower the level of idle inventory.

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)
                          (Dollar figures in thousands)


Selling, general and administrative expenses totaled $155,960 or 59.1% of total revenue for the nine months ended September 30, 1999 as compared to $137,034 or 58.0% of total revenue for the same nine months of 1998. This increase, as a percentage of revenue, is attributed to investments in personnel, facilities, and the Internet that the Company believes are an integral part of its plans for future growth.

Operating Earnings

As a result of the changes in revenue, operating costs and expenses discussed above, operating earnings were $41,079 or 15.6% of total revenue for the nine months ended September 30, 1999 compared to $39,810 or 16.8% of total revenue for the nine months ended September 30, 1998.

Furniture Purchases

Furniture purchases, which totaled $80,662 in the nine months ended September 30, 1999, increased from the $69,962 purchased in the nine months ended September 30, 1998. The majority of this increase is due to purchases for the ongoing operations of acquired businesses.


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

The Company's primary capital requirements are for purchases of rental furniture. The Company purchases furniture throughout each year to replace furniture that has been sold and to maintain adequate levels of rental furniture to meet existing and new customer needs. As the Company's growth strategies continue to be implemented, furniture purchases are expected to increase.

The Company's other capital requirements consist primarily of purchases of property, plant and equipment, including leasehold improvements, warehouse and office equipment, standard programming enhancements and computer hardware. Net purchases of property, plant and equipment were $7,326 and $4,536 in the nine months ended September 30, 1998 and 1999, respectively.

During the nine months ended September 30, 1998 and 1999, net cash provided by operations was $78,268 and $90,236, respectively. During the nine months ended September 30, 1998 and 1999, net cash used by investing activities was $110,512 and $92,779, respectively, consisting primarily of purchases of rental furniture. During the nine months ended September 30, 1998 and 1999, net cash provided by financing activities was $33,403 and $3,050 respectively.

CFR has available a revolving line of credit of $125,000 to meet acquisition and expansion needs as well as seasonal working capital and general corporate requirements. The Company had $26,811 available under the revolving credit facility at September 30, 1999. The Company believes that future cash flows from operations, together with the borrowings available under the revolving credit facility will provide the Company with sufficient liquidity and financial resources to finance its growth and satisfy its working capital requirements through the term of the revolving credit facility.

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)
                          (Dollar figures in thousands)


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

The Company relies on computer-based technology and utilizes a variety of third-party hardware and software. The Company's rental and retail functions, including lease writing, inventory control, billing and accounts receivable use the software called "RTR". This software, which is the Company's primary operating system, has been recently developed and installed in most of the Company's operations. The RTR software has been modified for Year 2000 compliance. The installation of RTR, as well as the Year 2000 modification, was completed in October 1999.

The Company utilizes third party software for administrative functions such as accounting, payroll and human resources. The Company completed its upgrade of the administrative function third party software to the Year 2000 in October 1999. The Company estimates its cost for modifying its computer systems to be Year 2000 compliant was immaterial.

The Company is still in the process of reviewing its Year 2000 exposure to customers and vendors. The Company is not dependent on any one supplier or customer for more than 10% of its rental furniture or revenue, respectively. As part of its contingency planning efforts, the Company sent inquiries as to the Year 2000 readiness to selected vendors in order to identify any significant exposures that may exist and establish alternative sources or strategies where necessary. The Company is currently unaware of any Year 2000 problems faced by any customers or vendors that are likely to have a material adverse effect on the Company.

While the Company believes its significant computer systems are Year 2000 compliant, it cannot predict the outcome of its Year 2000 modifications. In a worst-case scenario, the Company would continue to make deliveries, record revenue and bill customers utilizing a personal computer until the computer system was ready. This would not stop the operations of the Company and currently is done whenever a location experiences temporary down time.


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

                CORT BUSINESS SERVICES CORPORATION AND SUBSIDIARY

                           PART II. OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

          Three alleged stockholders have separately filed complaints in Delaware Chancery Court against the Company, each of the Company's directors, and Citicorp Venture Capital Ltd. One of the three initial complaints also includes Bruckmann, Rosser, Sherrill & Co. II, L.P.P. ("BRS") as an additional defendant. A second complaint was amended and added BRS as defendant. Each complaint alleges breaches of fiduciary duties in connection with the directors' approval of the merger with CBF Mergerco Inc. under the Agreement and Plan of Merger, amended and restated as of August 12, 1999 ("Merger Agreement") and other claims. The complaints purport to be class action complaints and the plaintiffs seek to enjoin the transactions contemplated by the Merger Agreement or, in the alternative, to recover compensatory damages. The Company believes that the claims are without merit. Copies of each complaint are attached as Exhibit 99.4, Exhibit 99.5 and Exhibit 99.6 to the Company's Form 8-K that was filed on April 29, 1999. The amended complaint is attached as Exhibit 99.7 to the Company's Amendment No. 2 to Form S-4 filed on July 26, 1999.


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


                                            CORT BUSINESS SERVICES CORPORATION
                                            (Registrant)



Date:  November 15, 1999                     By:  /s/ Frances Ann Ziemniak
       ---------------------                      ------------------------------
                                                  Frances Ann Ziemniak
                                                  Executive Vice President,
                                                  Chief Financial Officer
                                                  and Secretary
                                                  (Principal financial officer)


Date:  November 15, 1999                     By:  /s/ Maureen C. Thune
       ---------------------                      ------------------------------
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

  2.2 First Amendment to Agreement and Plan of Merger dated as of July 26, 1999 among the Company, CBF Holding LLC and CBF Mergerco, Inc.; incorporated by reference to Annex A of Amendment No. 2 to Form S-4 filed July 26, 1999

  2.3 Termination letter dated November 4, 1999 from the Company to CBF Holding LLC and CBF Mergerco Inc.

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

 10.2 Stock Option, Securities Purchase and Stockholders Agreement, dated as of January 18, 1994, by and among the Company, CFR, Citicorp Venture Capital Ltd. and certain investors named therein; incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8, No. 33-72724, filed on December 9, 1993

 10.3 Amendment 1 to New Cort Holdings Corporation and Subsidiary Employee Stock Option and Stock Purchase Plan as adopted by the Board of Directors of the Company on December 21, 1993; incorporated by reference to Exhibit 10.11 to CFR's Annual Report on Form 10-K for the fiscal year ended December 31, 1993

 10.4 New Cort Holdings Corporation and Subsidiary Employee Stock Option and Stock Purchase Plan (1995 Plan Distribution) as adopted by the Board of Directors of the Company on December 16, 1994; incorporated by reference to Exhibit 10.13 to CFR's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995

 10.5 Form of First Amendment to Stockholders Agreement, dated as of November 13, 1995, by and among the Company, Citicorp Venture Capital Ltd., and certain investors named therein; incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Company's Registration Statement on Form S-1, No. 33-97568 filed on November 13, 1995

Exhibit
Number                             Description                              Page
-------                            -----------                              ----
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

 10.8 Agreement for Irrevocable Trust Under CORT Furniture Rental Supplemental Executive Retirement Plan, dated September 1, 1996, between CFR and Mentor Trust Company; incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996

 10.9 Employment Agreement, dated September 1, 1994, between CFR and Charles M. Egan; incorporated by reference to Exhibit 10.10 to CFR's Annual Report on Form 10-K for the year ended December 31, 1994

 10.10 Amended and Restated CORT Business Services Corporation 1995 Directors Stock Option Plan adopted by the Board of Directors October 18, 1995 and amended and restated on May 14, 1997; incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997

 10.11 Amended and Restated CORT Business Services Corporation 1995 Stock Based Incentive Compensation Plan as adopted by the Board of Directors on July 25, 1995 and amended and restated on May 14, 1997; incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997

 10.12 CORT Business Services Corporation 1997 Directors Stock Option Plan, as adopted by the stockholders of the Company at the Annual Meeting of Stockholders on May 14, 1997; incorporated by reference to Appendix C to the Company's Definitive Proxy Statement on Schedule 14A, filed as of March 31, 1997

 10.13 Letter Agreement dated March 25, 1999 between the Company and Paul N. Arnold; incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999

 10.14 Letter Agreement dated March 25, 1999 between the Company and Anthony J. Bellerdine; incorporated by reference to Exhibit
           10.14 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999

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

Exhibit
Number                             Description                              Page
-------                            -----------                              ----
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

 11.1 Statement re computation of per share earnings; incorporated by reference to page 5 of the Company's Form 10-Q for the fiscal quarter ended September 30, 1999


 27        Financial Data Schedules